Form 10QSB
period 2007-03-31
Sawadee Ventures Inc.
filed 2007-05-08
CIK 1387998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended March 31, 2007

                        Commission File Number 333-140445


                             SAWADEE VENTURES, INC.
                 (Name of small business issuer in its charter)

        Nevada                       1000                       20-5619324
(State of incorporation)     (Primary SIC Number)       (IRS Employer ID Number)

                           #208-828 Harbourside Drive
                      North Vancouver, B.C. Canada V7P 3R9
                               Phone (604)904-8481
                                Fax (604)904-9431
          (Address and telephone number of principal executive offices)

                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                               Phone (916)239-4000
                                Fax (916)239-4008
                 (Name, Address and phone of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 18,000,000 shares of Common Stock outstanding as of March 31, 2007.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)


                                                                    Unaudited          Audited as of
                                                                  March 31, 2007     December 31, 2006
                                                                  --------------     -----------------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $  8,200            $ 14,000
                                                                     --------            --------
      Total Current Assets                                              8,200              14,000
                                                                     --------            --------


      Total  Assets                                                  $  8,200            $ 14,000
                                                                     ========            ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                              1,165               3,165
                                                                     --------            --------
      Total Current Liabilities                                         1,165               3,165
                                                                     --------            --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  18,000,000 shares issued and outstanding                             18,000              18,000
Additional Paid-in-Capital                                                 --                  --
Deficit accumulated during exploration stage                          (10,965)             (7,165)
                                                                     --------            --------
      Total Stockholders' Equity                                        7,035              10,835
                                                                     --------            --------

      Total Liabilities and Stockholders' Equity                     $  8,200            $ 14,000
                                                                     ========            ========

   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                           Period from
                                                                        September 26, 2006
                                                     Three Months      (Date of inception)
                                                        Ended                through
                                                    March 31, 2007        March 31, 2007
                                                    --------------        --------------
REVENUES:
  Revenues                                           $        --           $        --
                                                     -----------           -----------
      Total Revenues                                          --                    --

EXPENSES:
  Operating Expenses
    Impairment of mineral property                                               4,000
    General and Adminstrative                              2,300                 3,065
    Professional Fees                                      1,500                 3,900
                                                     -----------           -----------
      Total Expenses                                       3,800                10,965
                                                     -----------           -----------

      Net loss from Operations                            (3,800)              (10,965)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                          --                    --
                                                     -----------           -----------
      Net Income (Loss) for the period               $    (3,800)          $   (10,965)
                                                     ===========           ===========

Basic and Diluted Earnings Per Common Share                (0.00)                (0.00)
                                                     -----------           -----------

Weighted Average number of Common Shares
 used in per share calculations                        5,752,577             5,752,577
                                                     ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
      For the period from September 26, 2006 (inception) to March 31, 2007
                           (Expressed in U.S. Dollars)

                                                                   $0.001      Paid-In    Accumulated   Stockholders'
                                                     Shares       Par Value    Capital      Deficit        Equity
                                                     ------       ---------    -------      -------        ------
Balance, September 26, 2006 (Date of Inception)            --    $       --    $     --   $       --     $       --

Stock Issued for cash at $0.001 per share          18,000,000        18,000          --           --         18,000
 on December 1, 2006

Net Loss for the Period                                    --            --          --       (7,165)        (7,165)
                                                   ----------    ----------    --------   ----------     ----------

Balance, December 31, 2006                         18,000,000    $   18,000    $     --   $   (7,165)    $   10,835

Net Loss for the Period                                    --            --          --       (3,800)        (3,800)
                                                   ----------    ----------    --------   ----------     ----------

Balance, March 31, 2007                            18,000,000    $   18,000    $     --   $  (10,965)    $    7,035
                                                   ==========    ==========    ========   ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                           Period from
                                                                        September 26, 2006
                                                     Three Months      (Date of inception)
                                                        Ended                  to
                                                    March 31, 2007        March 31, 2007
                                                    --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $  (3,800)             $ (10,965)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment of mineral property                          --                  4,000
     Accounts Payable and Accrued Liabilities            (2,000)                 1,165
                                                      ---------              ---------
Net Cash Provided from Operating Activities              (5,800)                (5,800)
                                                      ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                                               (4,000)
                                                      ---------              ---------
Net Cash Used in Investing Activities                        --                 (4,000)
                                                      ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                                  18,000
                                                      ---------              ---------
Net Cash Provided from Financing Activities                   0                 18,000
                                                      ---------              ---------

Net Increase in Cash                                     (5,800)                 8,200
                                                      ---------              ---------

Cash Balance,  Begin Period                              14,000                     --
                                                      ---------              ---------

Cash Balance,  End Period                             $   8,200              $   8,200
                                                      =========              =========

   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Sawadee Ventures, Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. During the period ending March 31, 2007, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia (refer to Note 3).

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

The Company will review and further develop the accounting policies as the business plan is implemented.

The Company filed a form SB-2 Registration Statement in connection with a planned prospectus offering of up to 18,000,000 shares of the Company's common stock at a price of $0.002 per share for gross proceeds of $36,000 on February 5, 2007. On February 22, 2207 the Company amended its filing in a Form SB-2/A. The Company's filing was declared effective by the Securities and Exchange Commission o March 2, 2007.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on September 26, 2006, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on November 3, 2006, indicates the sole director Douglas Ford as the President, Secretary, and Treasurer.

GOING CONCERN - The Company has incurred net losses of approximately $10,965 for the period from September 26, 2006 (Date of Inception) through March 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is December 31.

                             SAWADEE VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through March 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

                             SAWADEE VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on September 26, 2006 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on the company's financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year after September 15, 2006. The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.

                             SAWADEE VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT

As of March 31, 2007, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

Effective December 31, 2006, the Company entered into a Mineral Property Purchase Agreement (the "Agreement") with Cazador Resources Ltd., a private British Columbia company, whereby the Company obtained an option to acquire a total of 3 mining claims covering approximately 1,836 acres located in the Vernon Mining District of British Columbia (the "Lavington Property").

Under the terms of the Agreement, the Company paid $4,000 upon execution and in order to maintain the option, is required to pay a further $5,000 on the first anniversary of the effective date and $6,000 on the second anniversary of the effective date. Upon completion of the required payments, which may be accelerated at the Company's option, the Company will own an undivided 100% interest in the Lavington Property subject to a 1.5% net smelter return owing to the vendor commencing upon commercial production being achieved.

Prior to completing the payments required under the Agreement, the Company has the right to conduct exploration and development activities on the property at its sole discretion and may, having provided notice to the vendor, terminate the Agreement and relieve itself from any obligations thereunder.

The cost of the mineral property option was initially capitalized. The Company has recognized an impairment loss of $4,000, as it has not yet been determined whether there are proven or probable reserves on the property.

4. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 18,000,000 shares of the Company's common stock were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $18,000.

5. RELATED PARTY TRANSACTIONS

Douglas Ford, the sole officer and director of the Company will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's SB-2 prospectus offering.

                             SAWADEE VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


5. RELATED PARTY TRANSACTIONS (continued)

As of March 31, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of March 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of March 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS

Pursuant to the Company's SB-2 registration statement, declared effective March 2, 2007, the Company received subscription proceeds of $36,000 together with subscriptions to purchase 18,000,000 shares of the Company's common stock at $0.002 per share. Effective April 13, 2007 the Company issued the common stock subscribed for.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $3,800 for the three month period ended March 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception through March 31, 2007 was $10,965.

In their report on our audited financial statements as at December 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2007 was $8,200. In order to satisfy our cash requirements we were required to complete our offering of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007. As of April 13, 2007 the offering was completed for total proceeds to the company of $36,000 (18,000,000 shares at $0.002).

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on March 2, 2007. Our offering of 18,000,000 common shares was completed on April 13, 2007. Our 12 month budget is based on operations which will be funded by the $36,000 raised through our offering.

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the Lavington mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the $20,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with compliance with reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $35,000, which is the amount raised in our offering.

                                                      Cost
Phase 1                                              ------
Soil sampling and prospecting (6 mandays)             4,500
Geochemical Analyses (100 soils, 50 rocks)            3,000
Geophysical Test Survey - (IP/Mag/VLF-EM)             9,500
Data evaluation and reporting                         2,000
Contingency                                           1,500
                                                    -------
subtotal                                             20,000

Phase 2
Geophysical Surveys (10 km IP-Mag-VLF)               15,000
Linecutting (10 km)                                  10,000
Diamond Drilling (1,000 feet @ $50/foot)             50,000
Drillcore sampling (250 samples @ $20/sample)         5,000
Geological supervision                               10,000
Data evaluation and reporting                         5,000
Contingency                                           5,000
subtotal                                            100,000
                                                    -------

Grand Total                                         120,000
                                                    =======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Lavington mineral property.

We plan to commence the phase one exploration program on the claim in fall 2007. The program should take approximately two and a half months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $100,000 and will take approximately three months to complete.

Subject to financing, we anticipate commencing the second phase of our exploration program in spring 2008. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

SIGNIFICANT ACCOUNTING POLICIES

The Company's financial statements are prepared using the accrual method of accounting. The Company's year end is December 31, with its initial period being from September 26, 2006 to December 31, 2006.

The unaudited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140445.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through March 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on September 26, 2006 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on the company's financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year after September 15, 2006. The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

In February 2007, FASB issued Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-140445, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------
        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Sec. 302 Certification of Principal Executive Officer
       31.2         Sec. 302 Certification of Principal Financial Officer
       32.1         Sec. 906 Certification of Principal Executive Officer
       32.2         Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2007                       Sawadee Ventures, Inc., Registrant


                                  By: /s/ Douglas E. Ford
                                     ------------------------------------------
                                     Douglas E. Ford, Chief Executive Officer &
                                     Sole Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

May 8, 2007                       Sawadee Ventures, Inc., Registrant


                                  By: /s/ Douglas E. Ford
                                     ------------------------------------------
                                     Douglas E. Ford, President, Secretary,
                                     Treasurer, Chief Executive Officer,
                                     Chief Financial Officer, and
                                     Principal Accounting Officer