Form 10QSB
period 2007-06-30
Sawadee Ventures Inc.
filed 2007-08-02
CIK 1387998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended June 30, 2007

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

There were 36,000,000 shares of Common Stock outstanding as of June 30, 2007.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                   Unaudited as of       Audited as of
                                                                    June 30, 2007      December 31, 2006
                                                                    -------------      -----------------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                 $ 42,455             $ 14,000
                                                                       --------             --------
      Total Current Assets                                               42,455               14,000
                                                                       --------             --------

      Total  Assets                                                    $ 42,455             $ 14,000
                                                                       ========             ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                  765                3,165
                                                                       --------             --------
      Total Current Liabilities                                             765                3,165
                                                                       --------             --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                               36,000               18,000
Additional Paid-in-Capital                                               18,000                   --
Deficit accumulated during exploration stage                            (12,310)              (7,165)
                                                                       --------             --------
      Total Stockholders' Equity                                         41,690               10,835
                                                                       --------             --------

      Total Liabilities and Stockholders' Equity                       $ 42,455             $ 14,000
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                                              Period from
                                                                                          September 26, 2006
                                                                                          (Date of inception)
                                               Six Months Ended     Three Months Ended          through
                                                June 30, 2007         June 30, 2007          June 30, 2007
                                                -------------         -------------          -------------
REVENUES:
  Revenues                                       $         --          $         --           $         --
                                                 ------------          ------------           ------------
      Total Revenues                                       --                    --                     --

EXPENSES:
  Operating Expenses
    Impairment of mineral property                         --                    --                  4,000
    General and Adminstrative                           3,645                 1,345                  4,410
    Professional Fees                                   1,500                    --                  3,900
                                                 ------------          ------------           ------------
      Total Expenses                                    5,145                 1,345                 12,310
                                                 ------------          ------------           ------------

      Net loss from Operations                         (5,145)               (1,345)               (12,310)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                       --                    --                     --
                                                 ------------          ------------           ------------

      Net Income (Loss) for the period           $     (5,145)         $     (1,345)          $    (12,310)
                                                 ============          ============           ============

Basic and Diluted Earnings Per Common Share             (0.00)                (0.00)                 (0.00)
                                                 ------------          ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                    25,900,000            33,800,000             23,367,273
                                                 ============          ============           ============


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from September 26, 2006 (inception) to June 30, 2007
                           (Expressed in U.S. Dollars)

                                                                  $0.001      Paid-In   Accumulated   Stockholders'
                                                    Shares       Par Value    Capital     Deficit       Equity
                                                    ------       ---------    -------     -------       ------
Balance, September 26, 2006 (Date of Inception)           --     $     --     $    --    $     --      $     --

Stock Issued for cash at $0.001 per share         18,000,000       18,000          --          --        18,000
 on December 1, 2006

 Net Loss for the Period                                  --           --          --     (10,965)      (10,965)
                                                 -----------     --------     -------    --------      --------

Balance, March 31, 2007                           18,000,000     $ 18,000     $    --    $(10,965)     $  7,035

Stock Issued for cash at $0.002 per share         18,000,000     $ 18,000     $18,000          --        36,000
 on April 12, 2007

Net Loss for the Period                                   --           --          --      (1,345)       (1,345)
                                                 -----------     --------     -------    --------      --------

Balance, June 30, 2007                            36,000,000     $ 36,000     $18,000    $(12,310)     $ 41,690
                                                 ===========     ========     =======    ========      ========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                    Period from
                                                                                                 September 26, 2006
                                                   Six Monthed Ended     Three Months Ended    (Date of inception) to
                                                     June 30, 2007          June 30, 2007          June 30, 2007
                                                     -------------          -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $ (5,145)              $ (1,345)              $(12,310)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment of mineral property                          --                     --                  4,000
     Accounts Payable and Accrued Liabilities            (2,400)                  (400)                   765
                                                       --------               --------               --------
Net Cash Provided from Operating Activities              (7,545)                (1,745)                (7,545)
                                                       --------               --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                            --                     --                 (4,000)
                                                       --------               --------               --------
Net Cash Used in Investing Activities                        --                     --                 (4,000)
                                                       --------               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                           36,000                 36,000                 54,000
                                                       --------               --------               --------
Net Cash Provided from Financing Activities              36,000                 36,000                 54,000
                                                       --------               --------               --------

Net Increase in Cash                                     28,455                 34,255                 42,455
                                                       --------               --------               --------

Cash Balance,  Begin Period                              14,000                  8,200                     --
                                                       --------               --------               --------

Cash Balance,  End Period                              $ 42,455               $ 42,455               $ 42,455
                                                       ========               ========               ========


   The accompanying notes are an integral part of these financial statements.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Sawadee Ventures Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. During the period ending June 30, 2007, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia (refer to Note 3).

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

The Company will review and further develop the accounting policies as the business plan is implemented.

The Company's SB-2 registration statement that was initially filed on February 5, 2007 with the Securities and Exchange Commission (SEC) in order to raise an aggregate amount of $36,000 from the sale of 18,000,000 common shares at $.002 per share, was declared effective by the SEC on March 2, 2007. The Company has completed the offering as of April 12, 2007 and raised $36,000 from the sale of 18,000,000 common shares at $0.002 per share.

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

GOING CONCERN - The Company has incurred net losses of approximately $12,310 for the period from September 26, 2006 (Date of Inception) through June 30, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is December 31.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through June 30, 2007, the Company had no potentially dilutive securities.

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

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


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

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT

As of June 30, 2007, the Company does not own any property and/or equipment.

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

A total of 36,000,000 shares of the Company's common stock have been issued. 18,000,000 shares of the Company's common stock to the sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $18,000. Another 18,000,000 shares of the Company's common stock at a price of $0.002 per share for gross proceeds of $36,000

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


5. RELATED PARTY TRANSACTIONS

Douglas Ford, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's recently completed SB-2 prospectus offering.

As of June 30, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of June 30, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of June 30, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $1,345 and $5,145 for the three and six month periods ended June 30, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception (September 26, 2007)through June 30, 2007 was
$12,310.

In their report on our audited financial statements as at December 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2007 was $42,455. In order to satisfy our cash requirements we were required to complete our offering of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007. As of April 13, 2007 the offering was completed for total proceeds to the company of $36,000 (18,000,000 shares at $0.002).

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

LAVINGTON PROPERTY COST PROPOSAL

     PHASE 1                                                    Cost
     -------                                                   ------
     Soil sampling and prospecting (6 mandays)                  4,500
     Geochemical Analyses (100 soils, 50 rocks)                 3,000
     Geophysical Test Survey - (IP/Mag/VLF-EM)                  9,500
     Data evaluation and reporting                              2,000
     Contingency                                                1,500
     subtotal                                                  20,000
                                                               ------
     PHASE 2
     -------
     Geophysical Surveys (10 km IP-Mag-VLF)                    15,000
     Linecutting (10 km)                                       10,000
     Diamond Drilling (1,000 feet @ $50/foot)                  50,000
     Drillcore sampling (250 samples @ $20/sample)              5,000
     Geological supervision                                    10,000
     Data evaluation and reporting                              5,000
     Contingency                                                5,000
     subtotal                                                 100,000
                                                              -------

     Grand Total                                              120,000
                                                              =======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Lavington mineral property.

We have commenced phase one of the exploration program on the claim. We anticipate that phase one of the program should take approximately two and a half months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $100,000 and will take approximately three months to complete.

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

The unaudited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140445.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through June 30, 2007, the Company had no potentially dilutive securities.

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

July 30, 2007            Sawadee Ventures, Inc., Registrant


                         By: /s/ Douglas E. Ford
                            ----------------------------------------------------
                            Douglas E. Ford, Chief Executive Officer,
                            Chief Financial Officer, Chief Accounting Officer & Sole Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

July 30, 2007            Sawadee Ventures, Inc., Registrant


                         By: /s/ Douglas E. Ford
                            ----------------------------------------------------
                            Douglas E. Ford, Sole Director, President,
                            Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer