Form 10QSB
period 2007-09-30
Sawadee Ventures Inc.
filed 2007-11-13
CIK 1387998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

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

There were 36,000,000 shares of Common Stock outstanding as of September 30, 2007.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                    Unaudited as of          Audited as of
                                                                   September 30, 2007      December 31, 2006
                                                                   ------------------      -----------------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                   $ 29,813               $ 14,000
                                                                         --------               --------
      Total Current Assets                                                 29,813                 14,000
                                                                         --------               --------

      Total  Assets                                                      $ 29,813               $ 14,000
                                                                         ========               ========

                              L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                    765                  3,165
                                                                         --------               --------
      Total Current Liabilities                                               765                  3,165
                                                                         --------               --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                                 36,000                 18,000
  Additional Paid-in-Capital                                               18,000                     --
  Deficit accumulated during exploration stage                            (24,952)                (7,165)
                                                                         --------               --------
      Total Stockholders' Equity                                           29,048                 10,835
                                                                         --------               --------

      Total Liabilities and Stockholders' Equity                         $ 29,813               $ 14,000
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                                         Period from           Period from
                                                                                      September 26, 2006    September 26, 2006
                                                                                     (Date of inception)   (Date of inception)
                                            Nine Months Ended   Three Months Ended         through               through
                                              September 30,       September 30,         September 30,         September 30,
                                                  2007                2007                  2006                   2007
                                               -----------         -----------           -----------            -----------
REVENUES:
  Revenues                                     $        --         $        --           $        --            $        --
                                               -----------         -----------           -----------            -----------
      Total Revenues                                    --                  --                    --                     --
                                               -----------         -----------           -----------            -----------
EXPENSES:
  Operating Expenses
    Exploration expenses                            10,000                  --                    --                 10,000
    Impairment of mineral property                      --              10,000                    --                  4,000
    General and Adminstrative                        6,287               2,642                    --                  7,052
    Professional Fees                                1,500                  --                                        3,900
                                               -----------         -----------           -----------            -----------

      Total Expenses                                17,787              12,642                    --                 24,952
                                               -----------         -----------           -----------            -----------

      Net loss from Operations                     (17,787)            (12,642)                   --                (24,952)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                    --                  --                    --                     --
                                               -----------         -----------           -----------            -----------
      Net Income (Loss) for the period         $   (17,787)        $   (12,642)                   --            $   (24,952)
                                               ===========         ===========           ===========            ===========

Basic and Diluted Earnings Per Common Share          (0.00)              (0.00)                   --                  (0.00)
                                               -----------         -----------           -----------            -----------
Weighted Average number of Common Shares
 used in per share calculations                 29,316,176          36,000,000                    --             26,318,919
                                               ===========         ===========           ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
    For the period from September 26, 2006 (inception) to September 30, 2007
                           (Expressed in U.S. Dollars)

                                                         $0.001        Paid-In      Accumulated    Stockholders'
                                           Shares       Par Value      Capital        Deficit         Equity
                                           ------       ---------      -------        -------         ------
Balance, September 26, 2006
 (Date of Inception)                             --     $     --       $     --      $      --       $     --

Stock Issued for cash at $0.001
 per share on December 1, 2006           18,000,000       18,000             --             --         18,000


Net Loss for the Period                          --           --             --         (7,165)        (7,165)
                                         ----------     --------       --------      ---------       --------

Balance, December 31, 2006               18,000,000       18,000             --         (7,165)        10,835

Stock Issued for cash at $0.002
per share on April 12, 2007              18,000,000       18,000         18,000             --         36,000

Net Loss for the Period                          --           --             --        (17,787)       (17,787)
                                         ----------     --------       --------      ---------       --------

Balance, September 30, 2007              36,000,000     $ 36,000       $ 18,000      $ (24,952)      $ 29,048
                                         ==========     ========       ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                     Period from           Period from
                                                                                  September 26, 2006    September 26, 2006
                                                Nine Months      Three Months    (Date of inception)   (Date of inception)
                                                  Ended             Ended              through               through
                                               September 30,     September 30,       September 30,         September 30,
                                                   2007              2007                2006                   2007
                                                 --------          --------            --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                       $(17,787)         $(12,642)           $     --               $(24,952)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                    --                --                  --                  4,000
     Accounts Payable and Accrued Liabilities      (2,400)               --                  --                    765
                                                 --------          --------            --------               --------
Net Cash Provided from Operating Activities       (20,187)          (12,642)                 --                (20,187)
                                                 --------          --------            --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                      --                --                  --                 (4,000)
                                                 --------          --------            --------               --------
Net Cash Used in Investing Activities                  --                --                  --                 (4,000)
                                                 --------          --------            --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                     36,000                --                  --                 54,000
                                                 --------          --------            --------               --------
Net Cash Provided from Financing Activities        36,000                 0                  --                 54,000
                                                 --------          --------            --------               --------

Net Increase in Cash                               15,813           (12,642)                 --                 29,813
                                                 --------          --------            --------               --------

Cash Balance,  Begin Period                        14,000            42,455                  --                     --
                                                 --------          --------            --------               --------
Cash Balance,  End Period                        $ 29,813          $ 29,813            $     --               $ 29,813
                                                 ========          ========            ========               ========


   The accompanying notes are an integral part of these financial statements.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Sawadee Ventures Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. During the period ending September 30, 2007, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia (refer to Note 3).

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

GOING CONCERN - The Company has incurred net losses of approximately $24,952 for the period from September 26, 2006 (Date of Inception) through September 30, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through September 30, 2007, the Company had no potentially dilutive securities.

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

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT

As of September 30, 2007, the Company does not own any property and/or equipment.

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

As of September 30, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of September 30, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of September 30, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $12,642 and $17,787 for the three and nine month periods ended September 30, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception (September 26, 2007) through September 30, 2007 was $24,952.

In their report on our audited financial statements as at December 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2007 was $29,813. In order to satisfy our cash requirements we were required to complete our offering of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007. As of April 13, 2007 the offering was completed for total proceeds to the company of $36,000 (18,000,000 shares at $0.002).

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

Lavington Property Cost Proposal

                                                                 Cost
         Phase 1                                                -------
         Soil sampling and prospecting (6 mandays)                4,500
         Geochemical Analyses (100 soils, 50 rocks)               3,000
         Geophysical Test Survey - (IP/Mag/VLF-EM)                9,500
         Data evaluation and reporting                            2,000
         Contingency                                              1,500
                                                                -------
         subtotal                                                20,000

         Phase 2
         Geophysical Surveys (10 km IP-Mag-VLF)                  15,000
         Linecutting (10 km)                                     10,000
         Diamond Drilling (1,000 feet @ $50/foot)                50,000
         Drillcore sampling (250 samples @ $20/sample)            5,000
         Geological supervision                                  10,000
         Data evaluation and reporting                            5,000
         Contingency                                              5,000
         subtotal                                               100,000
                                                                -------

         Grand Total                                            120,000
                                                                =======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

During the quarter ended September 30, 2007 we commenced phase one of the exploration program on the claim. We anticipate that phase one of the program should take approximately two and a half months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $100,000 and will take approximately three months to complete.

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

The unaudited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140445.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through September 30, 2007, the Company had no potentially dilutive securities.

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

November 13, 2007        Sawadee Ventures, Inc., Registrant


                         By: /s/ Douglas E. Ford
                             ---------------------------------------------------
                             Douglas E. Ford, Chief Executive Officer,
                             Chief Financial Officer, Chief Accounting Officer & Sole Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

November 13, 2007        Sawadee Ventures, Inc., Registrant


                         By: /s/ Douglas E. Ford
                            ----------------------------------------------------
                            Douglas E. Ford, Sole Director, President,
                            Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer