Form 10-K
period 2007-12-31
Sawadee Ventures Inc.
filed 2008-03-24
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

                        Commission file number 333-140445


                             Sawadee Ventures, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                20-5619324
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

      #208-828 Harbourside Drive
    North Vancouver, B.C.  Canada                                 V7P 3R9
(Address of Principal Executive Offices)                         (Zip Code)

                                  (604)904-8481
                               (Telephone Number)

                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                                 (916) 239-4000
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2007, the registrant had 36,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2007.

                              SAWADEE VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        9
Item 2.  Properties                                                         13
Item 3.  Legal Proceedings                                                  13
Item 4.  Submission of Matters to a Vote of Securities Holders              13

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 13
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             15
Item 8.  Financial Statements and Supplementary Data                        18
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              31
Item 9A. Controls and Procedures                                            31

                                    Part III

Item 10. Directors and Executive Officers                                   31
Item 11. Executive Compensation                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   34
Item 13. Certain Relationships and Related Transactions                     34
Item 14. Principal Accounting Fees and Services                             35

                                    Part IV

Item 15. Exhibits                                                           35

Glossary of Mining Terms                                                    36

Signatures                                                                  38

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion for Sawadee Ventures which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, silver, copper and other minerals. The Lavington mineral property, the only claim currently in the company's portfolio, consists of three new MTO (Mineral Titles Online) claims, which cover an area approximately 1.5 miles x 1.5 miles totaling 1836 acres. There is the possibility that the property does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GENERAL INFORMATION

The one property in the Company's portfolio is the Lavington mineral claims, consisting of three new MTO (Mineral Titles Online) claims, which cover an area approximately 1.5 miles x 1.5 miles totaling 1836 acres. They were a re-stake of claims previously acquired by Adam Travis in 2005 and are owned 100% by Cazador Resources, a private company controlled by Adam Travis. On December 31, 2006 Sawadee Ventures entered into a Mineral Property Purchase Agreement with Cazador Resources Ltd. which grants to Sawadee Ventures the sole and exclusive right, privilege and option to explore the Lavington claims. The property is located 10 kilometres east of the community of Vernon located on the major north-south highway 97 in the central Okanagan area of British Columbia. Within the Lavington property elevations range from 950 metres in the main valley bottom in the eastern portion of the claims to over 1300 metres in the central portion of the claims.

At the current time the property is without known reserves and the proposed program is exploratory in nature. We have only recently commenced exploration work on the claim. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. The Lavington property was first staked in 1988 in follow-up to a regional heavy mineral sampling program and the claims were subsequently optioned to BP Resources. In 1989 a program of gridding, soil sampling and reconnaissance geological mapping was completed. Diamond drilling was then completed during 1989-90 to test the anomalous area for the possibility of a large, low-grade deposit. Although follow-up work was recommended, BP relinquished the option on the claims following the 1990 drill program, and the claims were subsequently allowed to lapse. In 1999 two post claims were staked over the area and several days of prospecting and sampling were completed. A few other people have acquired claims in the area but the last recorded work in the area was reported in 1999.

The initial exploration phase will be supported by generators, however; hydro electrical power lines are located in the area. Water required for exploration and development of the claim is available from the major river drainages that flow year round as well as many subsidiary creeks.

The initial phase of exploration will consist of check and infill soil and rock sampling along with some initial geophysical test surveys, data evaluation and reporting. We commenced the phase one exploration program in September 2007. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program which will take approximately three months to complete.

Subject to financing, we anticipate commencing the second phase of our exploration program in late spring 2008. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

The discussions contained herein are management's estimates, there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found in Phase 1.

ACQUISITION OF THE LAVINGTON MINERAL PROPERTY

CLAIM DETAILS

The Lavington property consists of 3 Mineral Title Online (M.T.O) claims (tabulated below) they were acquired by the author by M.T.O application on August 20, 2006 and are owned 100% by Cazador Resources a private company controlled by the author.

Tenure Number       Type          Claim Name        Good Until       Area (ha)
-------------       ----          ----------        ----------       ---------
   539661          Mineral        LAV GOLD 1         20070820         495.653
   539662          Mineral        LAV GOLD 2         20070820         123.939
   539663          Mineral        LAV GOLD 3         20070820         123.887
                                                    Total Area:       743.479 ha

                                  CLAIM DETAILS

On December 31, 2006 Sawadee Ventures entered into a Mineral Property Purchase Agreement with Cazador Resources Ltd. which grants to Sawadee Ventures the sole and exclusive right, privilege and option to explore the Lavington mineral claims together with the sole and exclusive right, privilege and option to purchase the claims upon the following terms and conditions:

1. Sawadee will have the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Property free and clear of all charges, encumbrances and claims save and except for the obligation to pay a Royalty for 1.5% net smelter returns to Cazador Resources in the event the Property achieves commercial production.

2. In order to maintain the Option in good standing and exercise the Option in full the Purchaser shall, subject to regulatory approval:

     (a)  on the Effective Date, pay to the Seller the sum of $4,000. (Paid)
     (b) on or before the first anniversary of the Effective Date, pay to the Seller the sum of $5,000. (Paid)
     (c) pay to the Seller the additional sum of $6,000 no later than the second anniversary of the Effective Date.

3. For so long as the Option continues in full force and effect, Sawadee, its employees, agents, permitted assigns and independent contractors shall have the right to:

     (a)  enter upon the Claims;
     (b)  incur expenditures;
     (c) bring upon and erect upon the Claims such mining facilities as Sawadee may consider advisable; and
     (d) remove material from the Claims for testing purposes up to 2 tons for a bulk sample.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. For the Lavington mineral claim this would require $2,972 in exploration costs for year 1 through 3, and $5,944 per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM").

LOCATION, ACCESS, LOCAL RESOURCES & INFRASTRUCTURE

The Lavington showing is located 10 kilometres east of the community of Vernon located on the major north-south highway 97. There is excellent access to the claims via a network of secondary paved roads and gravel roads up the Coldstream Creek valley from Vernon. Access to the property is east from Vernon on Highway 6 to the Noble Canyon road at Lavington. The property is reached by following the Noble Canyon road north up the Coldstream Creek valley, taking the Becker Lake branch, for about 8 km. From here there is good access on various logging and powerline roads to most parts of the claim block.

CLIMATE, TOPOGRAPHY AND PHYSIOGRAPHY

The Lavington property is situated in the central Okanagan area of British Columbia. The region has a relatively dry climate, and snow cover in winter is generally moderate. The climate in the area is semi arid with moderately warm summers and cold dry winters. Typical temperature ranges are from mid to upper 30's C in summer and -10 to -20 C in winter. Within the Lavington property elevations range from 950 metres in the main valley bottom in the eastern portion of the claims to over 1300 metres in the central portion of the claims. Slopes are generally moderate however small bluffs and steeper slopes do occur near the central portions of the claims. For the most part vegetation consists of jackpine forest, some of which has been infected with pine beetles.

HISTORY AND PREVIOUS WORK

The Lavington property was first staked in 1988 in follow-up to a regional heavy mineral sampling program and the claims were subsequently optioned to BP Resources. In 1989 a program of gridding, soil sampling and reconnaissance geological mapping was completed, with samples collected at 50 metre intervals on lines spaced 150 metres apart. A major Au (+ As, Sb, Ag, W, Cd, Zn, Pb. Fe, La, Mn, P) soil anomaly was identified. The grid was then extended to the west, and additional sampling done, which extended the anomaly to 2.5 km in strike length, with a width of 200 - 400 metres. Maximum gold values within the anomalous area were 750 ppb Au, with a threshold value of 9-15 ppb. A number of other smaller anomalous areas were also defined.

Diamond drilling was then completed during 1989-90 to test the anomalous area for the possibility of a large, low-grade deposit. Eight holes were completed (4 in one fence) for a total of 1008 metres. All drill core was reported in 1999 to be in excellent condition and is stored on the property.

Although follow-up work was recommended, BP relinquished the option on the claims following the 1990 drill program, and the claims were subsequently allowed to lapse.

In 1999 2 post claims were staked and recorded over the area and several days of prospecting and the collection of 10 rock samples were done. A few other people have acquired claims in the area but the last recorded work in the area was in 1999.

No work has been recorded in the area since 1999, however the geologist acquired previous claims in the area in 2005 under the new MTO system and later re-staked the current claims in 2006.

REGIONAL GEOLOGY

In this general area, east of the Okanagan Valley fault, Upper Triassic to Lower Jurassic Nicola Group sedimentary (uTrNsf) and volcanic rocks (uTrJN) unconformably overlie Devonian to Triassic sedimentary and volcanic rocks of the Harper Ranch Group (DTrHsf). These units are faulted over gneissic rocks (PtPzog) of unknown age and metasedimentary rocks (PtPzShm) of the Proterozoic Silver Creek Formation. Middle Jurassic (MJgd), Cretaceous-Tertiary (KTgr) and Eocene (Egr) granitic rocks cut all of the above rocks. Outliers of Eocene Kamloops Group volcanic and sedimentary rocks (Ekav,Epev) and Miocene- Pliocene flood basalts (MiPiCvb) cap the older units.

The Lavington claims are situated in a fault bounded block of Cache Creek Group argillite and volcanics, situated within a large expanse of Monashee Group gneiss. Major north to northwest trending faults mark the boundary between the Cache Creek Group and Monashee Group rocks.

West of the claims, metamorphic rocks of the Monashee Group outcrop. A north-northwest trending fault occurs just east of Becker Lake and separates the Monashee rocks from the younger Cache Creek Group rocks to the east. East of the fault, a thick sequence of well-bedded argillite of the Cache Creek Group occurs in the southern portion of the claim block. Quartz sweat type veining is common within the argillite.

The argillite is overlain, or perhaps intruded along the upper contact, by a bleached, well foliated, intensely altered zone of quartz-pyrite-sericite schist some 200-400 metres wide. The main gold + multi-element soil anomaly correlates strongly with this unit and drilling by BP showed elevated gold values within the sericite schist.

LOCAL AND PROPERTY MINERALIZATION

A 180-metre thick pyritic and sericitic schist carries low grade but persistent gold mineralization. Disseminated pyrite is accompanied by quartz, chlorite, tourmaline and mariposite. The schist is probably a felsic metavolcanic unit within the Nicola Group. The unit is gradational to the southwest with graphitic argillite and to the northeast with a quartz-feldspar porphyry. The schist contains gold values throughout and a 34-metre section analyzed 0.5 gram per ton gold.

Outcrop on the property are quite limited, particularly in areas underlain by the quartz-pyrite sericite schist and the argillite. The Lavington property exhibits many of the characteristics of a transitional porphyry-epithermal Au-Ag (+Cu, As, Sb) system as described by Panteleyev (1996). This type of deposit is typified by pyritic stockworks and veins in subvolcanic intrusive bodies, with stratabound to discordant massive pyritic replacements, veins, stockworks, disseminations and related hydrothermal breccias in the country rock. Mineralization occurs in the uppermost levels of intrusive systems, and commonly in coarse-grained quartz-phync intrusions. The ore mineralogy is principally pyrite (commonly auriferous), chalcopyriie, tetrahedrite and tennantite. Zonation with depth is common. Alteration mineralogy is dominantly pyrite, sericite and quartz, with a long list of subordinate alteration minerals including kaolinite, tounnaline, barite and chlorite. Controls of mineralization for this deposit type are primarily porous volcanic units, bedding plane contacts and unconformities. Secondary controls are structural features, such as fault zones.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of gold, silver, copper and other minerals. Therefore, we will likely be able to sell any gold, copper or other minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - crew & equipment)

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

NUMBER OF EMPLOYEES

We currently have one employee, which is our executive officer, Douglas E. Ford. Mr. Ford currently devotes 5 hours per week to company matters but will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and Mr. Ford.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Lavington mineral property. We were incorporated on September 26, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim through an option agreement with Cazador Resources, Ltd. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Lavington mineral property and the production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, he may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR SAWADEE VENTURES WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, silver, copper or other minerals. We have a geological report detailing previous exploration in the area which included the property being prospected, sampled, staked and limited diamond drilling. However; there is the possibility that the previous work was not carried out properly and the Lavington property does not contain any reserves, resulting in any funds spent by us on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and investors may lose their investment.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Lavington mineral property, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE LOSS OF THE SERVICES OF DOUGLAS E. FORD COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT.

     Our performance is substantially dependent upon the professional expertise of our officer Douglas E. Ford. The loss of his services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with other individuals qualified to develop our exploration business. This could result in a loss of revenues, resulting in a reduction of the value of our shares.

BECAUSE OUR CURRENT OFFICER HAS OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Douglas E. Ford currently devotes approximately 5 hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for investors to resell any shares.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

     Our shares are quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares, if at all.

MR. FORD, THE DIRECTOR AND OFFICER OF THE COMPANY, OWNS 50% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Due to the controlling amount of Mr. Ford's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If he does sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of our director or officer to sell his shares by limiting the sales of securities during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

MR. FORD WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY DIFFER FROM THOSE THAT MIGHT BE MADE BY THE OTHER SHAREHOLDERS.

     Due to the controlling amount of his share ownership in our company Mr. Ford, will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

ITEM 2. PROPERTIES

We currently utilize space at the premises of Douglas E. Ford, the officer and director of the company, on a rent-free basis. The premises are located at #208-828 Harbourside Drive, North Vancouver, B.C. Canada V7P 3R9. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

Sawadee Ventures is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol SWDE. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Sawadee Ventures, nor, anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Sawadee had 20 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $27,267 and $7,165 for the years ended December 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception (September 26, 2007) through December 31, 2007 was $34,432.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2007 was $25,018 and our liabilities were $5,450. We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on March 2, 2007. Our offering of 18,000,000 common shares was completed on April 13, 2007. Our 12 month budget is based on operations which will be funded by the $36,000 raised through our offering.

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the Lavington mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the additional $10,000 we anticipate spending for Phase I of the exploration program, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with compliance with reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $25,000.

Lavington Property Cost Proposal

Phase 1                                              Cost
-------                                              ----
Soil sampling and prospecting (6 mandays)            4,500
Geochemical Analyses (100 soils, 50 rocks)           3,000
Geophysical Test Survey - (IP/Mag/VLF-EM)            9,500
Data evaluation and reporting                        2,000
Contingency                                          1,500
                                                   -------
subtotal                                            20,000
                                                   -------

Phase 2
-------
Geophysical Surveys (10 km IP-Mag-VLF)               15,000
Linecutting (10 km)                                  10,000
Diamond Drilling (1,000 feet @ $50/foot)             50,000
Drillcore sampling (250 samples @ $20/sample)         5,000

Geological supervision                               10,000
Data evaluation and reporting                         5,000
Contingency                                           5,000
subtotal                                            100,000
                                                    -------
Grand Total                                         120,000
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

Subject to financing, we anticipate commencing the second phase of our exploration program in summer 2008. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

We may decide that we cannot continue with our business operations as detailed in our original business plan because phase one of the exploration program does not prove successful in identifying mineral deposits or a lack of financial resources. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sawadee Ventures Inc.
(An Exploration Stage Enterprise)

We have audited the accompanying balance sheet of Sawadee Ventures Inc. (An Exploration Stage Enterprise) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007 and from September 26, 2006 (inception) through December 31, 2006 and inception through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sawadee Ventures Inc. (An Exploration Stage Enterprise) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007 and from September 26, 2006 (inception) through December 31, 2006 and inception through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $34,432 from inception through December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
February 22, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                    Audited as of        Audited as of
                                                                     December 31,         December 31,
                                                                         2007                 2006
                                                                       --------             --------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                 $ 25,018             $ 14,000
                                                                       --------             --------
      Total Current Assets                                               25,018               14,000
                                                                       --------             --------

      Total  Assets                                                    $ 25,018             $ 14,000
                                                                       ========             ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                5,450                3,165
                                                                       --------             --------

      Total Current Liabilities                                           5,450                3,165
                                                                       --------             --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                               36,000               18,000
Additional Paid-in-Capital                                               18,000                   --
Deficit accumulated during exploration stage                            (34,432)              (7,165)
                                                                       --------             --------
      Total Stockholders' Equity                                         19,568               10,835
                                                                       --------             --------

      Total Liabilities and Stockholders' Equity                       $ 25,018             $ 14,000
                                                                       ========             ========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Audited)

                                                                           Period from             Period from
                                                                        September 26, 2006      September 26, 2006
                                                    For the            (Date of inception)     (Date of inception)
                                                   year ended                through                 through
                                                   December 31,            December 31,            December 31,
                                                      2007                    2006                    2007
                                                   -----------             -----------             -----------
REVENUES:
  Revenues                                         $        --             $        --             $        --
                                                   -----------             -----------             -----------
      Total Revenues                                        --                      --                      --

EXPENSES:
  Operating Expenses
    Exploration expenses                                10,000                  10,000
    Impairment of mineral property                       5,000                   4,000                   9,000
    General and Adminstrative                            4,012                     765                   4,777
    Professional Fees                                    8,255                   2,400                  10,655
                                                   -----------             -----------             -----------
      Total Expenses                                    27,267                   7,165                  34,432
                                                   -----------             -----------             -----------

      Net loss from Operations                         (27,267)                 (7,165)                (34,432)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                                        --                      --                      --
                                                   -----------             -----------             -----------

      Net Income (Loss) for the period             $   (27,267)            $    (7,165)            $   (34,432)
                                                   ===========             ===========             ===========

Basic and Diluted Earnings Per Common Share              (0.00)                  (0.00)                  (0.00)
                                                   -----------             -----------             -----------

Weighted Average number of Common Shares            28,330,918               5,752,577              29,984,810
                                                   ===========             ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
     For the period from September 26, 2006 (inception) to December 31, 2007
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                         $0.001        Paid-In      Accumulated    Stockholders'
                                           Shares       Par Value      Capital        Deficit         Equity
                                           ------       ---------      -------        -------         ------
Balance, September 26, 2006
 (Date of Inception)                             --     $     --       $     --      $      --       $     --

Stock Issued for cash at $0.001
 per share on December 1, 2006           18,000,000       18,000             --             --         18,000


Net Loss for the Period                          --           --             --         (7,165)        (7,165)
                                         ----------     --------       --------      ---------       --------

Balance, December 31, 2006               18,000,000       18,000             --         (7,165)        10,835

Stock Issued for cash at $0.002
 per share on April 12, 2007             18,000,000       18,000         18,000             --         36,000

Net Loss for the Year                            --           --             --        (27,267)       (27,267)
                                         ----------     --------       --------      ---------       --------

Balance, December 31, 2007               36,000,000     $ 36,000       $ 18,000      $ (34,432)      $ 19,568
                                         ==========     ========       ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                      Period from             Period from
                                                                   September 26, 2006      September 26, 2006
                                                  For the         (Date of inception)     (Date of inception)
                                                 year ended             through                 through
                                                 December 31,         December 31,            December 31,
                                                    2007                 2006                    2007
                                                  --------             --------                --------
OPERATING ACTIVITIES:
  Net Loss                                        $(27,267)            $ (7,165)               $(34,432)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                  5,000                4,000                   9,000
     Accounts Payable and Accrued Liabilities        2,285                3,165                   5,450
                                                  --------             --------                --------
Net Cash Provided from Operating Activities        (19,982)                  --                 (19,982)
                                                  --------             --------                --------
INVESTING ACTIVITIES:
  Mineral property option payment                   (5,000)              (4,000)                 (9,000)
                                                  --------             --------                --------
Net Cash Used in Investing Activities               (5,000)              (4,000)                 (9,000)
                                                  --------             --------                --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                      36,000               18,000                  54,000
                                                  --------             --------                --------
Net Cash Provided from Financing Activities         36,000               18,000                  54,000
                                                  --------             --------                --------

Net Increase in Cash                                11,018               14,000                  25,018
                                                  --------             --------                --------

Cash Balance, Beginning of the Period               14,000                   --                      --
                                                  --------             --------                --------

Cash Balance, End of the Period                   $ 25,018             $ 14,000                $ 25,018
                                                  ========             ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                          $  (0.00)            $  (0.00)               $  (0.00)
                                                  ========             ========                ========

  Cash paid for income taxes                      $  (0.00)            $  (0.00)               $  (0.00)
                                                  ========             ========                ========


   The accompanying notes are an integral part of these financial statements.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Sawadee Ventures Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. During the period ending December 31, 2007, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia (refer to Note 3).

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

GOING CONCERN - The Company has incurred net losses of approximately $34,432 for the period from September 26, 2006 (Date of Inception) through December 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is December 31.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


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

The Company has net operating loss carryovers available to be used for reducing future years taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of December 31, 2007, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 did not have any material impact on the Company's results of operations or financial position.

2. PROPERTY AND EQUIPMENT

As of December 31, 2007, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

Effective December 31, 2006, the Company entered into a Mineral Property Purchase Agreement (the "Agreement") with Cazador Resources Ltd., a private British Columbia company, whereby the Company obtained an option to acquire a total of 3 mining claims covering approximately 1,836 acres located in the Vernon Mining District of British Columbia (the "Lavington Property").

Under the terms of the Agreement, the Company paid $4,000 upon execution and a further $5,000 on the first anniversary of the effective date and in order to maintain the option, is required to pay $6,000 on the second anniversary of the effective date. Upon completion of the required payments, which may be accelerated at the Company's option, the Company will own an undivided 100% interest in the Lavington Property subject to a 1.5% net smelter return owing to the vendor commencing upon commercial production being achieved.

Prior to completing the payments required under the Agreement, the Company has the right to conduct exploration and development activities on the property at its sole discretion and may, having provided notice to the vendor, terminate the Agreement and relieve itself from any obligations thereunder.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


3. MINERAL PROPERTY (continued)

The costs of the mineral property option were initially capitalized. Effective December 31, 2007, the Company recognized an impairment loss of $5,000 (December 31, 2006 - $4,000), as it has not yet been determined whether there are proven or probable reserves on the property.

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

As of December 31, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of December 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


7. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $34,400 which expire in varying amounts between 2026 and 2027. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of approximately $5,165 and $1,075 at December 31, 2007 and 2006, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $4,090 during the year ended December 31, 2007.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

                                                           As of December 31,
                                                         2007             2006
                                                       -------          -------
Deferred tax assets:
  Net operating loss carryforwards                     $ 5,165          $ 1,075
                                                       -------          -------
      Total deferred tax assets                          5,165            1,075
                                                       -------          -------

Net deferred tax assets before valuation allowance       5,165            1,075
Less: Valuation allowance                               (5,615)          (1,075)
                                                       -------          -------

Net deferred tax assets                                $    --          $    --
                                                       =======          =======

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                    (AUDITED)


7. INCOME TAXES (continued)

The Company's actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company's net income (loss) before taxes. The significant components of these differences are as follows:

                                                     Year ended December 31,
                                                    2007                2006
                                                  --------            --------
Net income (loss) before income taxes             $(27,267)           $ (7,165)
Combined corporate tax rate                           15.0%               15.0%
                                                  --------            --------

Expected corporate tax expense (recovery)           (4,090)             (1,075)
(Increase) decrease resulting from:
  Change in valuation allowance                      4,090               1,075
                                                  --------            --------

Provision for income taxes                        $     --            $     --
                                                  ========            ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Sawadee Ventures, Inc., whose one year terms will expire 10/01/08, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Douglas E. Ford               44    President,       9/26/06          10/01/08
#208-828 Harbourside Dr             Treasurer,
North Vancouver, BC                 CFO, CEO &
Canada V7P 3R9                      Director

Directors are elected to serve until the next annual meeting of stockholders and until their successor has been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Ford currently devotes 5 hours per week to company matters. Mr. Ford intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUME

DOUGLAS E. FORD

Mr. Ford, since 1987, has acted as the General Manager of Dockside Capital Group Inc., a private merchant banking and venture capital firm specializing in providing services to, and arranging funding for, emerging growth companies. From October 1998 through September 2000, Mr. Ford acted as Vice-President, Operations of Bugaboos Eyewear Corporation, a distributor of sport-specific eyewear in North America. He has experience in business operations and in turnaround situations. Mr. Ford obtained a BA in Political Science from the University of British Columbia in 1986. Mr. Ford owns 18,000,000 Common Shares, being 50% of the issued Common Shares of the Corporation. It is anticipated that Mr. Ford's involvement with the Corporation will be approximately 10% of his time, on average. Mr. Ford's responsibilities with the Corporation will be to act as the President and Chief Financial Officer and director of the Corporation and to oversee the day to day operations of the Corporation.

Mr. Ford also serves in the capacity noted with the reporting corporations listed below:

     Rockgate Capital Corp.       CFO & Director        Feb 2005 to present
     Rockridge Capital Corp.      CFO & Director        Jan 2007 to present
     Durango Capital Corp.        CFO & Director        Aug 2007 to present
     Widescope Resources Inc.     Director              Sept 1992 to present

As of December 31, 2007 the company does not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any other employee. Due to the development stage of the company and Mr. Ford being the sole officer and director of the company we do not believe a code of ethics would serve any purpose at this time. Once the company has additional employees or directors we intend to develop and implement a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Doug Ford       2007     0         0           0            0          0            0             0         0
CEO,            2006     0         0           0            0          0            0             0         0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Doug Ford      0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Doug Ford            0         0           0            0                0               0            0

The current Board of Directors is comprised of Mr. Doug Ford. Our current officer receives no compensation. There are no current employment agreements between the company and its executive officer.

On September 26, 2006, a total of 18,000,000 shares of Common Stock were issued to Mr. Ford in exchange for cash in the amount of $18,000 U.S., or $.001 per share. The terms of this stock issuance was as fair to the company, in the opinion of the Board of Directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 18,000,000 shares were valued at par ($0.001) and purchased for $18,000 in cash.

Mr. Ford currently devotes approximately 5 hours per week to company matters. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Sawadee Ventures' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

       Name and Address                 No. of            Percentage
     of Beneficial Owner (1)            Shares           of Ownership:
     -----------------------            ------           -------------

     Douglas E. Ford                  18,000,000              50%
     #208-828 Harbourside Drive
     North Vancouver, BC
     Canada V7P 3R9

     All Officers and
     Directors as a Group             18,000,000              50%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Ford, the officer and a director of the corporation, on a rent-free basis. Mr. Ford will also not receive any interest on any funds that he may advance to us.

On September 26, 2006, a total of 18,000,000 shares of Common Stock were issued to Mr. Ford in exchange for $18,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $2,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2007.

For the year ended December 31, 2006, the total fees charged to the company for audit services were $2,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description

      *  3(i)               Articles of Incorporation
      *  3(ii)              Bylaws
        31                  Sec. 302 Certification of CEO/CFO
        32                  Sec. 906 Certification of CEO/CFO

----------
* Incorporated by reference to our Form SB-2 Registration Statement, filed under SEC File Number 333-140445

                            GLOSSARY OF MINING TERMS

"Adit"                  An opening driven horizontally into the side of a
                        mountain or hill for providing access to a mineral
                        deposit.
"Andesite"              Andesite is an igneous, volcanic rock, of intermediate
                        composition, with aphanitic to porphyritic texture. Its
                        mineral assembly is usually quartz and plagioclase.
"Anomalous"             A departure from the norm which may indicate the
                        presence of mineralization
"Argillic-altered"      Pertaining to clay or clay minerals; e.g., argillic
                        alteration in which certain minerals of a rock are
                        converted to minerals of the clay group.
"Basalt"                An extrusive volcanic rock
"BCDM"                  British Columbia Department of Mines
"Biotite"               Biotite is a sheet silicate. Iron magnesium aluminum
                        silicate forms sheets, and weakly bond together by
                        potassium ions. It is sometimes called "iron mica".
"Breccia"               A rock in which angular fragments are surrounded by a
                        mass of fine-grained minerals
"Chalcopyrite"          A sulphide mineral of copper and iron; the most
                        important ore mineral in copper
"Chert"                 A variety of silica that contains microcrystalline
                        quartz
"Clast or Clastic"      Clastic rocks refers to rocks formed from fragments of
                        pre-existing rock.
"Copper" or "Cu"        A reddish or salmon-pink isometric mineral, the native
                        metallic element of copper. It is ductile and malleable,
                        a good conductor of heat and electricity, usually dull
                        and tarnished
"Diamond drill"         A rotary type of rock drill that cuts a core of rock
                        that is recovered in long cylindrical sections
"Fault"                 A fracture dividing a rock into two sections that have
                        visibly moved relative to each other
"Feldspar"              Silicate minerals which occur in igneous rocks -
                        plagioclase contains calcium and sodium
"Flows"                 Volcanic rock formed from lava that flowed out onto the
                        earth's surface
"Geological mapping"    The process of observing and measuring geological
                        features in a given area and plotting these features, to
                        scale, onto a map
"Geophysical survey"    A method of exploration that measures the physical
                        properties of rock formations including magnetism,
                        specific gravity, electrical conductivity and resistance
"Gold" or "Au"          A heavy, soft, yellow, ductile, malleable, metallic
                        element. Gold is a critical element in computer and
                        communications technologies
"Greenstone"            Greenstone, also known as greenschist, is a non layered
                        metamorphic rock derived from basalt, gabbro or similar
                        rocks containing sodium-rich plagioclase feldspar,
                        chlorite and quartz.
"Limestone"             A sedimentary rock composed primarily of calcium
                        carbonate
"Massive sulphide
mineralization"         Mineralization that contains a variety of different
                        sulphide minerals - usually includes - sphalerite,
                        chalcopyrite, pyrite and pyrrhotite.
"Metamorphic"           A rock that has undergone chemical or structural changes
                        (heat, pressure, or a chemical reaction) that causes changes to its original state - High-grade metamorphic is a large amount of change

"Mineral claim"         A portion of land held either by a prospector or a
                        mining company, in British Columbia each claim is 500m x
                        500m (1,640 ft2)
"Molybdemum"            A transition metal. The pure metal is silvery white in
                        color, fairly soft, and has one of the highest melting
                        points of all pure elements. In small quantities,
                        molybdenum is effective at hardening steel.
"Ore"                   A mixture of mineralized rock from which at least one of
                        the metals can be extracted at a profit
"Porphyrytic"           Porphyry is a very hard igneous rock consisting of
                        large-grained crystals, such as feldspar or quartz,
                        dispersed in a fine-grained feldspathic matrix or
                        groundmass.
"Precious metal"        Any of several metals, including gold and platinum, that
                        have high economic value - metals that are often used to
                        make coins or jewelry
"Pyrite"                A yellow iron sulphide mineral - sometimes referred to
                        as "fools gold"
"Pyrrhotite"            A bronze colored, magnetic iron sulphide mineral
"Quartz"                Common rock forming mineral consisting of silicon and
                        oxygen
"Sedimentary rocks"     Secondary rocks formed from material derived from other
                        rocks and laid down underwater.
"Silicified"            Combined or impregnated with silicon or silica.
"Silver" or "Ag"        A white metallic element that is ductile, very malleable
                        and capable of a high polish. This precious metal has
                        major industrial applications in photography, x-rays,
                        electronics and electrical contacts, batteries, brazing
                        alloys, catalysts, mirrors, jewelry and sterlingware
"Soil sampling"         The collecting of samples of soil, usually 2 pounds per
                        sample, from soil thought to be covering mineralized
                        rock. The samples are submitted to a laboratory that
                        will analyze them for mineral content
"Sphalerite"            A zinc sulphide mineral; the most common ore mineral of
                        zinc "Stringer" An irregular filament or a narrow vein
                        of one or more minerals traversing a rock mass.
"Trachyandesite"        An extrusive igneous rock. It has little or no free
                        quartz, but is dominated by alkali feldspar and sodic
                        plagioclase.
"Trenching"             The digging of long, narrow excavation through soil, or
                        rock, to expose mineralization
"Tuff"                  Rock composed of fine volcanic ash
"Vein"                  A crack in the rock that has been filled by minerals
                        that have traveled upwards from a deeper source
"Volcanic rocks"        Igneous rocks formed from magma that has flowed out or
                        has been violently ejected from a volcano
"Zinc" or "Zn"          A white metallic element

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of North Vancouver BC, on March 24, 2008.

                                        Sawadee Ventures, Inc.


                                           /s/ Douglas E. Ford
                                           --------------------------
                                        By: Douglas E. Ford
                                            (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Douglas E. Ford                                           March 24, 2008
-------------------------------------                         --------------
Douglas E. Ford, President                                         Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)