Form 10-Q
period 2008-03-31
Sawadee Ventures Inc.
filed 2008-05-12
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                        Commission file number 333-140445


                             SAWADEE VENTURES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                           #208-828 Harbourside Drive
                      North Vancouver, B.C. Canada V7P 3R9
          (Address of principal executive offices, including zip code.)

                                  (604)904-8481
                     (Telephone number, including area code)

                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                                 (916) 239-4000
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares as of March 31, 2008

ITEM 1. FINANCIAL STATEMENTS

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                Unaudited as of      Audited as of
                                                                   March 31,          December 31,
                                                                     2008                 2007
                                                                   --------             --------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                             $ 21,716             $ 25,018
  Prepaid Expenses                                                      140                   --
                                                                   --------             --------
      Total Current Assets                                           21,856               25,018
                                                                   --------             --------

      Total  Assets                                                $ 21,856             $ 25,018
                                                                   ========             ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                            2,770                5,450
                                                                   --------             --------
      Total Current Liabilities                                       2,770                5,450
                                                                   --------             --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                           36,000               36,000
Additional Paid-in-Capital                                           18,000               18,000
Deficit accumulated during exploration stage                        (34,914)             (34,432)
                                                                   --------             --------
      Total Stockholders' Equity                                     19,086               19,568
                                                                   --------             --------

      Total Liabilities and Stockholders' Equity                   $ 21,856             $ 25,018
                                                                   ========             ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                                                                 Period from
                                                                                              September 26, 2006
                                                    Three Months          Three Months       (Date of inception)
                                                       Ended                 Ended                through
                                                      March 31,             March 31,             March 31,
                                                        2008                  2007                  2008
                                                     -----------           -----------           -----------
REVENUES:
  Revenues                                           $        --           $        --           $        --
                                                     -----------           -----------           -----------
      Total Revenues                                          --                    --                    --

EXPENSES:
  Operating Expenses
    Exploration expenses                                      --                    --                10,000
    Impairment of mineral property                            --                    --                 9,000
    General and Adminstrative                                482                 2,300                 5,259
    Professional Fees                                         --                 1,500                10,655
                                                     -----------           -----------           -----------

      Total Expenses                                         482                 3,800                34,914
                                                     -----------           -----------           -----------

      Net loss from Operations                              (482)               (3,800)              (34,914)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                          --                    --                    --
                                                     -----------           -----------           -----------

      Net Income (Loss) for the period               $      (482)          $    (3,800)          $   (34,914)
                                                     ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share                (0.00)                (0.00)                (0.00)
                                                     -----------           -----------           -----------

Weighted Average number of Common Shares
 used in per share calculations                       36,000,000             5,752,577            27,391,304
                                                     ===========           ===========           ===========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
      For the period from September 26, 2006 (inception) to March 31, 2008
                           (Expressed in U.S. Dollars)

                                                         $0.001        Paid-In      Accumulated    Stockholders'
                                           Shares       Par Value      Capital        Deficit         Equity
                                           ------       ---------      -------        -------         ------
Balance, September 26, 2006
 (Date of Inception)                             --     $     --       $     --      $      --       $     --

Stock Issued for cash at $0.001
 per share on December 1, 2006           18,000,000       18,000             --             --         18,000


Net Loss for the Period (audited)                --           --             --         (7,165)        (7,165)
                                         ----------     --------       --------      ---------       --------

Balance, December 31, 2006               18,000,000       18,000             --         (7,165)        10,835

Stock Issued for cash at $0.002
 per share on April 12, 2007             18,000,000       18,000         18,000             --         36,000

Net Loss for the Year (audited)                  --           --             --        (27,267)       (27,267)
                                         ----------     --------       --------      ---------       --------

Balance, December 31, 2007               36,000,000       36,000         18,000        (34,432)        19,568
                                         ----------     --------       --------      ---------       --------

Net Loss for the Period (unaudited)              --           --             --          (482)           (482)
                                         ----------     --------       --------      ---------       --------

Balance, March 31, 2008                  36,000,000     $ 36,000       $ 18,000      $ (34,914)      $ 19,086
                                         ==========     ========       ========      =========       ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                       (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                            Period from
                                                                                         September 26, 2006
                                                     Three Months       Three Months    (Date of inception)
                                                        Ended              Ended             through
                                                       March 31,          March 31,          March 31,
                                                         2008               2007               2008
                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $   (482)          $ (3,800)          $(34,914)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --                 --              9,000
     Prepaid Expenses                                      (140)                --               (140)
     Accounts Payable and Accrued Liabilities            (2,680)            (2,000)             2,770
                                                       --------           --------           --------

Net Cash Provided from Operating Activities              (3,302)            (5,800)           (23,284)
                                                       --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                            --                 --             (9,000)
                                                       --------           --------           --------

Net Cash Used in Investing Activities                        --                 --             (9,000)
                                                       --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                               --                 --             54,000
                                                       --------           --------           --------

Net Cash Provided from Financing Activities                  --                 --             54,000
                                                       --------           --------           --------

Net Increase (Decrease) in Cash                          (3,302)            (5,800)            21,716
                                                       --------           --------           --------

Cash, Beginning of the Period                            25,018             14,000                 --
                                                       --------           --------           --------

Cash, End of the Period                                $ 21,716           $  8,200           $ 21,716
                                                       ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                               $  (0.00)          $  (0.00)          $  (0.00)
                                                       ========           ========           ========

  Cash paid for income taxes                           $  (0.00)          $  (0.00)          $  (0.00)
                                                       ========           ========           ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Sawadee Ventures Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. During the period ending March 31, 2008, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia (refer to Note 3).

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

The Company will review and further develop the accounting policies as the business plan is implemented.

The Company's SB-2 registration statement that was initially filed on February 5, 2007 with the Securities and Exchange Commission (SEC) in order to raise an aggregate amount of $36,000 from the sale of 18,000,000 common shares at $.002 per share was declared effective by the SEC on March 2, 2007. The Company has completed the offering as of April 12, 2007 and raised $36,000 from the sale of 18,000,000 common shares at $0.002 per share.

GOING CONCERN - The Company has incurred net losses of approximately $34,914 for the period from September 26, 2006 (Date of Inception) through March 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is December 31.

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The Company has net operating loss carryover to be used for reducing future years taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through March 31, 2008, the Company had no potentially dilutive securities.

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

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS - In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of December 31, 2007, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   PROPERTY AND EQUIPMENT

As of March 31, 2008, the Company does not own any property and/or equipment.

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

The cost of the mineral property option was initially capitalized. The Company has recognized an impairment loss of $5,000, as it has not yet been determined whether there are proven or probable reserves on the property.

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

                              SAWADEE VENTURES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   RELATED PARTY TRANSACTIONS

Douglas Ford, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's recently completed SB-2 prospectus offering.

As of March 31, 2008 there are no other related party transactions between the Company and any officers other than those mentioned above.

6.   STOCK OPTIONS

As of March 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbours of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbours set forth under the Reform Act are unavailable to us.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $482 and $3800 for the three-month periods ended March, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses.

At March 31, 2008, we had cash on hand of $21,716. At the same date, our total assets were $21,856 and our liabilities were $2,770 in accounts payable.

We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2008.

                     Balance Sheet Data:           3/31/08
                     -------------------           -------

                     Cash                          $21,716
                     Total assets                  $21,856
                     Total liabilities             $ 2,770
                     Shareholders' equity          $19,086

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $21,716 cash on hand and prepaid expenses of $140 which comprises our total assets. We believe that we can meet our cash needs for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the Lavington mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the additional $10,000 we anticipate spending for Phase I of the exploration program, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with compliance with reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $20,000.

Lavington Property Cost Proposal

         Phase 1                                                  Cost
         -------                                                -------
         Soil sampling and prospecting (6 mandays)                4,500
         Geochemical Analyses (100 soils, 50 rocks)               3,000
         Geophysical Test Survey - (IP/Mag/VLF-EM)                9,500
         Data evaluation and reporting                            2,000
         Contingency                                              1,500
                                                                -------
         subtotal                                                20,000
                                                                -------

         Phase 2
         -------
         Geophysical Surveys (10 km IP-Mag-VLF)                  15,000
         Linecutting (10 km)                                     10,000
         Diamond Drilling (1,000 feet @ $50/foot)                50,000
         Drillcore sampling (250 samples @ $20/sample)            5,000
         Geological supervision                                  10,000
         Data evaluation and reporting                            5,000
         Contingency                                              5,000
         subtotal                                               100,000
                                                                -------

         Grand Total                                            120,000
                                                                =======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

During the quarter ended September 30, 2007 we commenced phase one of the exploration program on the claims. The 2007 assessment work consisted of the collection of several rock samples along both new and old road cuts, collection of rock samples for bench scale I.P testing and assaying to determine possible indicator or related elements. To date the results from this exploration program appear to have not identified a commercially viable mineral deposit. We are awaiting a complete report of the findings from this work.

Subject to the availability of the appropriate contractors, in summer 2008 we plan to continue phase one work with a proposed Induced Polarization (I.P) test line to test whether or not I.P could be effective in determining areas of potential higher grade within the large alteration system. We can provide no assurances that we will be successful in engaging contractors in a timely period to complete the phase one exploration program.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of March 31, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit               Description                                             Method of Filing
-------               -----------                                             ----------------
  3.1        Articles of Incorporation                          Incorporated by reference to Exhibit 3.1 to
                                                                the Company's Registration Statement on Form
                                                                SB-2 filed with the SEC on February 5, 2007.

  3.2        Bylaws                                             Incorporated by reference to Exhibit 3.1 to
                                                                the Company's Registration Statement on Form
                                                                SB-2 filed with the SEC on February 5, 2007.

  31.1       Certification of Chief Executive                   Filed electronically
             Officer pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002.

  31.2       Certification of Chief Financial                   Filed electronically
             Officer pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002.

  32.1       Certification of Chief Executive                   Filed electronically
             Officer pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  32.2       Certification of Chief Financial                   Filed electronically
             Officer pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2008.

                                       Sawadee Ventures, Inc., Registrant


                                       By: /s/ Douglas E. Ford
                                           -------------------------------------
                                           Douglas E. Ford, Director, President,
                                           Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer