Form 10-Q
period 2008-06-30
Sawadee Ventures Inc.
filed 2008-08-06
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares as of August 1, 2008

ITEM 1. FINANCIAL STATEMENTS.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                    Unaudited            Audited
                                                                      As of               As of
                                                                     June 30,          December 31,
                                                                       2008               2007
                                                                     --------           --------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 19,306           $ 25,018
                                                                     --------           --------
      Total Current Assets                                             19,306             25,018
                                                                     --------           --------

      Total  Assets                                                  $ 19,306           $ 25,018
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                           $  2,265           $  5,450
                                                                     --------           --------
      Total Current Liabilities                                         2,265              5,450
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                             36,000             36,000
Additional Paid-in-Capital                                             18,000             18,000
Deficit accumulated during exploration stage                          (36,959)           (34,432)
                                                                     --------           --------
      Total Stockholders' Equity                                       17,041             19,568
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 19,306           $ 25,018
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                                                                                 Period from
                                                                                                              September 26, 2006
                                              Six Months     Three Months     Six Months      Three Months    (Date of inception)
                                                Ended           Ended           Ended            Ended             through
                                               June 30,        June 30,        June 30,         June 30,          June 30,
                                                 2008            2008            2007             2007              2008
                                              -----------     -----------     -----------      -----------       -----------
REVENUES:
  Revenues                                    $        --     $        --     $        --      $        --       $        --
                                              -----------     -----------     -----------      -----------       -----------
      Total Revenues                                   --              --              --               --                --
EXPENSES:
  Operating Expenses
    Exploration expenses                               --              --              --               --            10,000
    Impairment of mineral property                     --              --              --               --             9,000
    General and Administrative                        897             415           3,645            1,345             5,674
    Professional Fees                               1,630           1,630           1,500               --            12,285
                                              -----------     -----------     -----------      -----------       -----------
      Total Expenses                                2,527           2,045           5,145            1,345            36,959
                                              -----------     -----------     -----------      -----------       -----------

      Net loss from Operations                     (2,527)         (2,045)         (5,145)          (1,345)          (36,959)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                   --              --              --               --                --
                                              -----------     -----------     -----------      -----------       -----------

      Net Income (Loss) for the period        $    (2,527)    $    (2,045)    $    (5,145)     $    (1,345)      $   (36,959)
                                              ===========     ===========     ===========      ===========       ===========

Basic and Diluted Earnings Per Common Share         (0.00)          (0.00)          (0.00)           (0.00)            (0.00)
                                              ===========     ===========     ===========      ===========       ===========

Weighted Average number of Common Shares
 used in per share calculations                36,000,000      36,000,000      25,900,000       33,800,000        28,609,642
                                              ===========     ===========     ===========      ===========       ===========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from September 26, 2006 (inception) to June 30, 2008
                           (Expressed in U.S. Dollars)

                                                                    $0.001        Paid-In     Accumulated   Stockholders'
                                                     Shares        Par Value      Capital       Deficit       Equity
                                                     ------        ---------      -------       -------       ------
Balance, September 26, 2006 (Date of Inception)            --      $     --      $     --      $      --     $     --

Stock Issued for cash at $0.001 per share          18,000,000        18,000            --             --       18,000
 on December 1, 2006

Net Loss for the Period (audited)                          --            --            --         (7,165)      (7,165)
                                                   ----------      --------      --------      ---------     --------

Balance, December 31, 2006                         18,000,000        18,000            --         (7,165)      10,835

Stock Issued for cash at $0.002 per share          18,000,000        18,000        18,000             --       36,000
 on April 12, 2007

Net Loss for the Year (audited)                            --            --            --        (27,267)     (27,267)
                                                   ----------      --------      --------      ---------     --------

Balance, December 31, 2007                         36,000,000        36,000        18,000        (34,432)      19,568

Net Loss for the Period (unaudited)                        --            --            --         (2,527)      (2,527)
                                                   ----------      --------      --------      ---------     --------

Balance, June 30, 2008                             36,000,000      $ 36,000      $ 18,000      $ (36,959)    $ 17,041
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                                Period from
                                                                                                             September 26, 2006
                                                Six Months     Three Months     Six Months     Three Months  (Date of inception)
                                                  Ended           Ended           Ended           Ended           through
                                                 June 30,        June 30,        June 30,        June 30,        June 30,
                                                   2008            2008            2007            2007            2008
                                                 --------        --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                       $ (2,527)       $ (2,045)       $ (5,145)       $ (1,345)       $(36,959)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                    --              --              --              --           9,000
     Prepaid Expenses                                  --             140              --              --              --
     Accounts Payable and Accrued Liabilities      (3,185)           (505)         (2,400)           (400)          2,265
                                                 --------        --------        --------        --------        --------
Net Cash Provided from Operating Activities        (5,712)         (2,410)         (7,545)         (1,745)        (25,694)
                                                 --------        --------        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                      --              --              --              --          (9,000)
                                                 --------        --------        --------        --------        --------
Net Cash Used in Investing Activities                  --              --              --              --          (9,000)
                                                 --------        --------        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                         --              --          36,000          36,000          54,000
                                                 --------        --------        --------        --------        --------
Net Cash Provided from Financing Activities            --              --          36,000          36,000          54,000
                                                 --------        --------        --------        --------        --------

Net Increase (Decrease) in Cash                    (5,712)         (2,410)         28,455          34,255          19,306
                                                 --------        --------        --------        --------        --------

Cash, Beginning of the Period                      25,018          21,716          14,000           8,200              --
                                                 --------        --------        --------        --------        --------

Cash, End of the Period                          $ 19,306        $ 19,306        $ 42,455        $ 42,455        $ 19,306
                                                 ========        ========        ========        ========        ========


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

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Sawadee Ventures Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. During the period ending June 30, 2008, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia (refer to Note 3).

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

GOING CONCERN - The Company has incurred net losses of approximately $36,959 for the period from September 26, 2006 (Date of Inception) through June 30, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

2. PROPERTY AND EQUIPMENT

As of June 30, 2008, the Company does not own any property and/or equipment.

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

As of June 30, 2008 there are no other related party transactions between the Company and any officers other than those mentioned above.

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


6. STOCK OPTIONS

As of June 30, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

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

We incurred operating expenses of $2,045 and $1,345 for the three-month periods ended June 2008 and 2007, respectively. These expenses consisted of general and administrative expenses.

At June 30, 2008, we had cash on hand of $19,306, being our total assets, and our liabilities were $2,265 in accounts payable.

We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2008.

                     Balance Sheet Data:           6/30/08
                     -------------------           -------

                     Cash                          $19,306
                     Total assets                  $19,306
                     Total liabilities             $ 2,265
                     Shareholders' equity          $17,041

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $19,306 cash on hand which comprises our total assets. We believe that we can meet our cash needs for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the Lavington mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the additional $10,000 we anticipate spending for Phase I of the exploration program, we anticipate spending an additional $8,000 on professional fees, including fees payable in connection with compliance with reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $18,000.

Lavington Property Cost Proposal

Phase 1                                                      Cost
-------                                                      ----

Soil sampling and prospecting (6 mandays)                     4,500
Geochemical Analyses (100 soils, 50 rocks)                    3,000
Geophysical Test Survey - (IP/Mag/VLF-EM)                     9,500
Data evaluation and reporting                                 2,000
Contingency                                                   1,500
                                                             ------
subtotal                                                     20,000

Phase 2
-------
Geophysical Surveys (10 km IP-Mag-VLF)                       15,000
Linecutting (10 km)                                          10,000
Diamond Drilling (1,000 feet @ $50/foot)                     50,000
Drillcore sampling (250 samples @ $20/sample)                 5,000
Geological supervision                                       10,000
Data evaluation and reporting                                 5,000
Contingency                                                   5,000
subtotal                                                    100,000
                                                            -------

Grand Total                                                 120,000
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

Subject to the availability of the appropriate contractors, in late summer or early fall of 2008 we plan to continue phase one work with a proposed Induced Polarization (I.P) test line to test whether or not I.P could be effective in determining areas of potential higher grade within the large alteration system. We can provide no assurances that we will be successful in engaging contractors in a timely period to complete the phase one exploration program.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $100,000 and will take approximately three months to complete.

Subject to financing, we anticipate commencing the second phase of our exploration program once the results from phase one are received and analyzed. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of June 30, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2008.

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