Form 10-Q
period 2008-09-30
Sawadee Ventures Inc.
filed 2008-10-31
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                        Commission file number 333-140445


                             SAWADEE VENTURES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

             9003 Reseda Boulevard, Suite 205A, Northridge, CA 91324 (Address of principal executive offices, including zip code)

                                  (818)882-7177
                     (Telephone number, including area code)

        #208-828 Harbourside Drive, North Vancouver, B.C. Canada V7P 3R9 (Former Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares as of October 23, 2008.

ITEM 1. FINANCIAL STATEMENTS

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                               Unaudited as of       Audited as of
                                                                September 30,         December 31,
                                                                    2008                  2007
                                                                  --------              --------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                            $ 16,959              $ 25,018
                                                                  --------              --------
      Total Current Assets                                          16,959                25,018
                                                                  --------              --------

      Total  Assets                                               $ 16,959              $ 25,018
                                                                  ========              ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                           2,811                 5,450
                                                                  --------              --------

      Total Current Liabilities                                      2,811                 5,450
                                                                  --------              --------

                      S T O C K H O L D E R S' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                          36,000                36,000
Additional Paid-in-Capital                                          18,000                18,000
Deficit accumulated during exploration stage                       (39,852)              (34,432)
                                                                  --------              --------
      Total Stockholders' Equity                                    14,148                19,568
                                                                  --------              --------

      Total Liabilities and Stockholders' Equity                  $ 16,959              $ 25,018
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                              Period from
                                                                                                           September 26, 2006
                                          Nine Months     Three Months      Nine Months     Three Months   (Date of inception)
                                            Ended            Ended            Ended            Ended            through
                                         September 30,    September 30,    September 30,    September 30,     September 30,
                                             2008             2008             2007             2007              2008
                                          -----------      -----------      -----------      -----------       -----------
REVENUES:
  Revenues                                $        --      $        --      $        --      $        --       $        --
                                          -----------      -----------      -----------      -----------       -----------

      Total Revenues                               --               --               --               --                --

EXPENSES:
  Operating Expenses
    Exploration expenses                           --               --           10,000           10,000            10,000
    Impairment of mineral property                 --               --               --               --             9,000
    General and Administrative                  2,035            1,138            6,287            2,642             6,812
    Professional Fees                           3,385            1,755            1,500               --            14,040
                                          -----------      -----------      -----------      -----------       -----------

      Total Expenses                            5,420            2,893           17,787           12,642            39,852
                                          -----------      -----------      -----------      -----------       -----------

      Net loss from Operations                 (5,420)          (2,893)         (17,787)         (12,642)          (39,852)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                               --               --               --               --                --
                                          -----------      -----------      -----------      -----------       -----------

      Net Income (Loss) for the period    $    (5,420)     $    (2,893)     $   (17,787)     $   (12,642)      $   (39,852)
                                          ===========      ===========      ===========      ===========       ===========

Basic and Diluted Earnings Per
 Common Share                                   (0.00)           (0.00)           (0.00)           (0.00)            (0.00)
                                          -----------      -----------      -----------      -----------       -----------

Weighted Average number of Common
 Shares used in per share calculations     36,000,000       36,000,000       29,316,176       36,000,000        29,534,694
                                          ===========      ===========      ===========      ===========       ===========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
    For the period from September 26, 2006 (inception) to September 30, 2008
                           (Expressed in U.S. Dollars)

                                                                    $0.001        Paid-In     Accumulated   Stockholders'
                                                     Shares        Par Value      Capital       Deficit       Equity
                                                     ------        ---------      -------       -------       ------
Balance, September 26, 2006 (Date of Inception)            --      $     --      $     --      $      --     $     --

Stock Issued for cash at $0.001 per share          18,000,000        18,000            --             --       18,000
 on December 1, 2006

Net Loss for the Period (audited)                          --            --            --         (7,165)      (7,165)
                                                   ----------      --------      --------      ---------     --------

Balance, December 31, 2006                         18,000,000        18,000            --         (7,165)      10,835

Stock Issued for cash at $0.002 per share          18,000,000        18,000        18,000             --       36,000
 on April 12, 2007

Net Loss for the Year (audited)                            --            --            --        (27,267)     (27,267)
                                                   ----------      --------      --------      ---------     --------

Balance, December 31, 2007                         36,000,000        36,000        18,000        (34,432)      19,568

Net Loss for the Period (unaudited)                        --            --            --         (5,420)      (5,420)
                                                   ----------      --------      --------      ---------     --------

Balance, September 30, 2008 (unaudited)            36,000,000      $ 36,000      $ 18,000      $ (39,852)    $ 14,148
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                                Period from
                                              Nine Months    Three Months     Nine Months    Three Months    September 26, 2006
                                                Ended           Ended           Ended           Ended      (Date of inception) to
                                             September 30,   September 30,   September 30,   September 30,      September 30,
                                                 2008            2008            2007            2007               2008
                                               --------        --------        --------        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $ (5,420)       $ (2,893)       $(17,787)       $(12,642)          $(39,852)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                  --              --              --              --              9,000
     Prepaid Expenses
     Accounts Payable and Accrued Liabilities    (2,639)            546          (2,400)             --              2,811
                                               --------        --------        --------        --------           --------

Net Cash Provided from Operating Activities      (8,059)         (2,347)        (20,187)        (12,642)           (28,041)
                                               --------        --------        --------        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                    --              --              --              --             (9,000)
                                               --------        --------        --------        --------           --------

Net Cash Used in Investing Activities                --              --              --              --             (9,000)
                                               --------        --------        --------        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                       --              --          36,000              --             54,000
                                               --------        --------        --------        --------           --------
Net Cash Provided from Financing Activities          --              --          36,000              --             54,000
                                               --------        --------        --------        --------           --------

Net Increase (Decrease) in Cash                  (8,059)         (2,347)         15,813         (12,642)            16,959

Cash, Beginning of the Period                    25,018          19,306          14,000          42,455                 --
                                               --------        --------        --------        --------           --------

Cash, End of the Period                        $ 16,959        $ 16,959        $ 29,813        $ 29,813           $ 16,959
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

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

THE  COMPANY'S   HISTORY  -  Sawadee   Ventures  Inc.,  a  Nevada   corporation,
(hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company entered into a Mineral Property Purchase Agreement (the "MPPA") with a private British Columbia company, whereby the Company obtained an option to acquire a total of 3 mining claims located in the Vernon Mining District of British Columbia. During the period ending September 30, 2008, the Company terminated the MPPA and relieved itself from any further obligations thereunder.

On September 12, 2008 Douglas Ford resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 we appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Ms. Khanna was appointed a director of the Company.

Our board of directors is now comprised of Douglas Ford and Rachna Khanna.

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

Since September 29, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on September 26, 2006, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on November 3, 2006, indicates the sole director Douglas Ford as the President, Secretary, and Treasurer. On September 12, 2008 Douglas Ford resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 we appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Ms. Khanna was appointed a director of the Company.

Our board of directors is now comprised of Douglas Ford and Rachna Khanna.

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN - The Company has incurred net losses of approximately $39,852 for the period from September 26, 2006 (Date of Inception) through September 30, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through September 30, 2008, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of September 30, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items ffect an entity's financial position, results of operations, and cash flows. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Sawadee.

2. PROPERTY AND EQUIPMENT

As of September 30, 2008, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

During the period ending September 30, 2008,, the Company terminated its Mineral Property Purchase Agreement with Cazador Resources Ltd., a private British Columbia company. The Company has relieved itself from any further obligations under the Mineral Property Purchase Agreement.

4. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 36,000,000 shares of the Company's common stock have been issued. 18,000,000 shares of the Company's common stock to the sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $18,000. Another 18,000,000 shares of the Company's common stock at a price of $0.002 per share for gross proceeds of $36,000.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2008 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of September 30, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

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

We incurred operating expenses of $5,420 and $2,893 for the three-month periods ended September 2008 and 2007, respectively. These expenses consisted of general and administrative expenses.

At September 30, 2008, we had cash on hand of $16,959, being our total assets, and our liabilities were $2,811 in accounts payable.

We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2008.

                     Balance Sheet Data:           9/30/08
                     -------------------           -------

                     Cash                          $16,959
                     Total assets                  $16,959
                     Total liabilities             $ 2,811
                     Shareholders' equity          $14,148

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $16,959 cash on hand which comprises our total assets. We believe that we can meet our cash needs for the next twelve months. Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission

PLAN OF OPERATION

Sawadee Ventures Inc., a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 to engage in the acquisition, exploration and development of natural resource properties of merit. We entered into a Mineral Property Purchase Agreement (the "MPPA") with a private British Columbia company, whereby we obtained an option to acquire a total of 3 mining claims located in the Vernon Mining District of British Columbia. During the period ending September 30, 2008, we terminated the MPPA and relieved the company from any further obligations thereunder.

On September 12, 2008 Douglas Ford resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 we appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Ms. Khanna was appointed a director of the Company.

Since September 29, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

A common reason for a Merger Target to enter into a merger with us is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

     (i)  filing of Exchange Act reports, and
     (ii) costs relating to identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officer and directors are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in our company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officer and directors.

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

ITEM 5. OTHER INFORMATION.

On September 12, 2008 Douglas Ford resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 we appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of our company. Additionally, Ms. Khanna was appointed a director of the company.

Our board of directors is now comprised of Douglas Ford and Rachna Khanna.

Ms. Khanna is a licensed realtor in the state of California, and is a versatile and innovative individual with 15 years experience in Sales, Promotional Planning, Event Marketing, and Channel Marketing. Ms. Khanna holds a Bachelor of Arts in Communication Studies from California State University.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2008.

                                   Sawadee Ventures, Inc., Registrant


                                   By: /s/ Rachna Khanna
                                       -----------------------------------------
                                       Rachna Khanna, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer


                                   By: /s/ Douglas Ford
                                       -----------------------------------------
                                       Douglas Ford, Director