Form 10-K
period 2008-12-31
Sawadee Ventures Inc.
filed 2009-03-24
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

                9003 Reseda Boulevard, Suite 205A, Northridge, CA
                                      91324
         (Address of principal executive offices, including zip code.)

                                  (818)882-7177
                     (Telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 24, 2009, the registrant had 36,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 17, 2009.

                              SAWADEE VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        5
Item 2.   Properties                                                          9
Item 3.   Legal Proceedings                                                   9
Item 4.   Submission of Matters to a Vote of Securities Holders               9

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  10
Item 6.   Selected Financial Data                                            10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10
Item 8.   Financial Statements                                               12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           23
Item 9A.  Controls and Procedures                                            23
Item 9B.  Other Information                                                  25

                                    Part III

Item 10.  Directors and Executive Officers                                   25
Item 11.  Executive Compensation                                             26
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    28
Item 13.  Certain Relationships and Related Transactions                     28
Item 14.  Principal Accounting Fees and Services                             29

                                     Part IV

Item 15.  Exhibits                                                           29

Signatures                                                                   30

                                     PART I

ITEM 1. BUSINESS

Sawadee Ventures Inc., a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 to engage in the acquisition, exploration and development of natural resource properties of merit. We entered into a Mineral Property Purchase Agreement (the "MPPA") with a private British Columbia company, whereby we obtained an option to acquire a total of 3 mining claims located in the Vernon Mining District of British Columbia. During the period ending September 30, 2008, we terminated the MPPA and relieved the company from any further obligations there under.

In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. Since September 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officer is only required to devote a small portion of her time (less than 10%) to our affairs on a part-time or as-needed basis. Our officer may be entitled to receive compensation from a target company she identifies or provides services to in connection with a business combination and receive compensation for such services. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.
We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

     - experience and skill of management and availability of additional personnel of the target business;

     -    costs associated with effecting the business combination;

     -    equity interest retained by our stockholders in the merged entity;

     -    growth potential of the target business;

     -    capital requirements of the target business;

     -    capital available to the target business;

     -    stage of development of the target business;

     - proprietary features and degree of intellectual property or other protection of the target business;

     -    the financial statements of the target business; and

     -    the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of her time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if she devoted her full time to our affairs. However, she will devote such time as she deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act") and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated there under.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

ITEM 1A. RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS

AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2008, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Rachna Khanna. Notwithstanding the importance of Ms. Khanna, we have not entered into any employment agreement or other understanding with Ms. Khanna concerning compensation or obtained any "key man" life insurance on any of her life. The loss of the services of Ms. Khanna will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Ms. Khanna and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officer may be entitled to receive compensation from a target company she identifies or provides services to in connection with a business combination and receive compensation for such services. A conflict of interest may arise between our management's personal pecuniary interest and her fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise her fiduciary duty to our stockholders. We cannot assure you that conflicts of interest among us, our management and our stockholders will not develop.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Ms. Khanna intends to resign her positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 75,000,000 shares of Common Stock. There are currently 39,000,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

Douglas Ford, one of our former directors, beneficially owns 50% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on FINRA's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock in the secondary market.

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the FINRA'S OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

ITEM 2. PROPERTIES

We currently utilize space at the premises of Rachna Khanna, the officer and a director of the company, on a rent-free basis. The premises are located at 9003 Reseda Boulevard, Suite 205A, Northridge, CA 91324. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

Sawadee Ventures is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information:

Our Common Stock is traded on FINRA's Over-The-Counter Bulletin Board ("OTCBB") market under the symbol "SWDE". To date, there has not been an active trading market.

(b) Holders:

There were 20 stockholders of record of our Common Stock as of December 31, 2008.

(c) Dividend:

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.

(d) Transfer Agent:

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable under smaller reporting company disclosure rules.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

On September 12, 2008, Rachna Khanna joined us as our president, secretary, treasurer and chief financial officer. Ms. Khanna is only required to devote a small portion of her time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since September 2008, we have not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2008, we had cash on hand of $14,682. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

During the year ended December 31, 2008, we incurred $10,151 in operating expenses and for the year ended December 31, 2007, our operating expenses were $27,267. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses.

GOING CONCERN

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sawadee Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sawadee Ventures, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the period from inception on September 26, 2006 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sawadee Ventures, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the period from inception on September 26, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $44,583 for the period from inception on September 26, 2006 through December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
March 17, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                             Audited            Audited
                                                              As of              As of
                                                           December 31,       December 31,
                                                              2008               2007
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $ 14,682           $ 25,018
                                                            --------           --------
      Total Current Assets                                    14,682             25,018
                                                            --------           --------

      Total  Assets                                         $ 14,682           $ 25,018
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                     5,265              5,450
                                                            --------           --------
      Total Current Liabilities                                5,265              5,450
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                    36,000             36,000
Additional Paid-in-Capital                                    18,000             18,000
Deficit accumulated during exploration stage                 (44,583)           (34,432)
                                                            --------           --------
      Total Stockholders' Equity                               9,417             19,568
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $ 14,682           $ 25,018
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                                 Period from
                                                                                              September 26, 2006
                                                    For the Year          For the Year       (Date of inception)
                                                       Ended                 Ended                 through
                                                     December 31,          December 31,          December 31,
                                                        2008                  2007                  2008
                                                     -----------           -----------           -----------
REVENUES:
  Revenues                                           $        --           $        --           $        --
                                                     -----------           -----------           -----------
      Total Revenues                                          --                    --                    --

EXPENSES:
  Operating Expenses
    Exploration expenses                                      --                10,000                10,000
    Impairment of mineral property                            --                 5,000                 9,000
    General and Administrative                             2,266                 4,012                 7,043
    Professional Fees                                      7,885                 8,255                18,540
                                                     -----------           -----------           -----------
      Total Expenses                                      10,151                27,267                44,583
                                                     -----------           -----------           -----------

Net loss from Operations                                 (10,151)              (27,267)              (44,583)

PROVISION FOR INCOME TAXES:
  Income Tax Expense                                          --                    --                    --
                                                     -----------           -----------           -----------

      Net Income (Loss) for the period               $   (10,151)          $   (27,267)          $   (44,583)
                                                     ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share                (0.00)                (0.00)                (0.00)
                                                     -----------           -----------           -----------
Weighted Average number of Common Shares
 used in per share calculations                       36,000,000            28,330,918            30,253,930
                                                     ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                       Statements of Stockholders' Equity
    For the period from September 26, 2006 (inception) to December 31, 2008
                           (Expressed in U.S. Dollars)

                                                                                              Accumulated
                                                                                             Deficit During
                                                                    $0.001        Paid-In     Exploration     Stockholders'
                                                     Shares        Par Value      Capital        Stage          Equity
                                                     ------        ---------      -------       -------         ------
Balance, September 26, 2006 (Date of Inception)            --      $     --      $     --      $      --       $     --

Stock Issued for cash at $0.001 per share          18,000,000        18,000            --             --         18,000
 on December 1, 2006

Net Loss for the Period (audited)                          --            --            --         (7,165)        (7,165)
                                                   ----------      --------      --------      ---------       --------

Balance, December 31, 2006                         18,000,000        18,000            --         (7,165)        10,835

Stock Issued for cash at $0.002 per share          18,000,000        18,000        18,000             --         36,000
 on April 12, 2007

Net Loss for the Year (audited)                            --            --            --        (27,267)       (27,267)
                                                   ----------      --------      --------      ---------       --------

Balance, December 31, 2007                         36,000,000        36,000        18,000        (34,432)        19,568

Net Loss for the Year (audited)                            --            --            --        (10,151)       (10,151)
                                                   ----------      --------      --------      ---------       --------

Balance, December 31, 2008                         36,000,000      $ 36,000      $ 18,000      $ (44,583)      $  9,417
                                                   ==========      ========      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                             SAWADEE VENTURES, INC.
                       (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                            Period from
                                                                                         September 26, 2006
                                                     For the Year       For the Year    (Date of inception)
                                                        Ended              Ended              through
                                                      December 31,       December 31,       December 31,
                                                         2008               2007               2008
                                                       --------           --------           --------
OPERATING ACTIVITIES:
  Net Loss                                             $(10,151)          $(27,267)          $(44,583)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --              5,000              9,000
     Accounts Payable and Accrued Liabilities              (185)             2,285              5,265
                                                       --------           --------           --------
Net Cash Used in Operating Activities                   (10,336)           (19,982)           (30,318)
                                                       --------           --------           --------
INVESTING ACTIVITIES:
  Mineral property option payment                            --             (5,000)            (9,000)
                                                       --------           --------           --------
Net Cash Used in Investing Activities                        --             (5,000)            (9,000)
                                                       --------           --------           --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                               --             36,000             54,000
                                                       --------           --------           --------
Net Cash Provided from Financing Activities                  --             36,000             54,000
                                                       --------           --------           --------

Net Increase (Decrease) in Cash                         (10,336)            11,018             14,682
                                                       --------           --------           --------

Cash, Beginning of the Period                            25,018             14,000                 --
                                                       --------           --------           --------

Cash, End of the Period                                $ 14,682           $ 25,018           $ 14,682
                                                       ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                               $     --           $     --           $     --
                                                       ========           ========           ========

  Cash paid for income taxes                           $     --           $     --           $     --
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

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Sawadee Ventures Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Sawadee Ventures") was incorporated in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company entered into a Mineral Property Purchase Agreement (the "MPPA" with a private British Columbia company, whereby the Company obtained an option to acquire a total of 3 mining claims located in the Vernon Mining District of British Columbia. During the year ended December 31, 2008, the Company terminated the MPPA and relieved itself from any further obligations thereunder.

On September 12, 2008 Douglas Ford resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 we appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Ms. Khanna was appointed a director of the Company.

On January 19, 2009 Douglas Ford resigned as a director. Our board of directors is now comprised of Rachna Khanna.

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

On January 19, 2009 Douglas Ford resigned as a director. Our board of directors is now comprised of Rachna Khanna.

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN - The Company has incurred net losses of approximately $44,583 for the period from September 26, 2006 (Date of Inception) through December 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2008, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of December 31, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Sawadee.

2. PROPERTY AND EQUIPMENT

As of December 31, 2008, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

During the year ended December 31, 2008, the Company terminated its Mineral Property Purchase Agreement with Cazador Resources Ltd., a private British Columbia company. The Company has relieved itself from any further obligations under the Mineral Property Purchase Agreement.

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

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


5. RELATED PARTY TRANSACTIONS

As of December 31, 2008 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of December 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING

The Company will expense its advertising when incurred. There has been no expenditures on advertising since inception.

8. SUBSEQUENT EVENTS

On January 20, 2009 the British Columbia Securities Commission ("BCSC") notified the Company that it had issued a Cease Trade Order against the Company for failure to file its September 30, 2008 interim financial statements and accompanying Management's Discussion and Analysis with the BCSC. The Company is of the view that it has no significant connection to British Columbia, so the filing of the requested documents is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 12, 2008 Douglas E. Ford resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 we appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of our company. Additionally, Ms. Khanna was appointed a director of the company.

Subsequent to our December 31, 2008 year end, on January 19, 2009 Douglas Ford resigned as a director. Our board of directors is now comprised of Rachna Khanna.

Ms. Khanna is a licensed realtor in the state of California, and is a versatile and innovative individual with 15 years experience in Sales, Promotional Planning, Event Marketing, and Channel Marketing. Ms. Khanna holds a Bachelor of Arts in Communication Studies from California State University.

On January 20, 2009 the British Columbia Securities Commission ("BCSC") notified the Company that it had issued a Cease Trade Order against the Company for failure to file its September 30, 2008 interim financial statements and accompanying Management's Discussion and Analysis with the BCSC. The Company is of the view that it has no significant connection to British Columbia, so the filing of the requested documents is not required.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Sawadee Ventures, Inc., whose one year term will expire 10/01/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------

Rachna Khanna                37    President        9/12/08           10/1/09
9003 Reseda Blvd.                  CEO, CFO &
Suite 205A                         Director
Northridge, CA 91324

Directors are elected to serve until the next annual meeting of stockholders and until their successor has been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Ms. Khanna currently devotes less than 10% of her time per week to company matters. She will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

Resume

RACHA KHANNA, PRESIDENT, CEO, CFO & DIRECTOR

Ms. Khanna is a licensed realtor in the state of California, and is a versatile and innovative individual with 15 years experience in Sales, Promotional Planning, Event Marketing, and Channel Marketing. Ms. Khanna holds a Bachelor of Arts in Communication Studies from California State University. It is anticipated that Ms. Khanna's involvement with the Corporation will be less than 10% of her time, on average. Her responsibilities with the Corporation will be to act as the President and Chief Financial Officer and director of the Corporation and to oversee the day to day operations of the Corporation.

As of December 31, 2008 the company does not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any other employee. Due to the development stage of the company and Ms. Khanna being the sole officer and director of the company we do not believe a code of ethics would serve any purpose at this time. Once the company has additional employees or directors we intend to develop and implement a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Rachna          2008     0         0           0            0          0            0             0         0
Khanna,
CEO, CFO &
Director

Douglas E.      2008     0         0           0            0          0            0             0         0
Ford            2007     0         0           0            0          0            0             0         0
Director(1)     2006     0         0           0            0          0            0             0         0

----------
(1) Resigned effective January 19, 2009

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Rachna        0              0              0           0           0           0            0           0            0
Khanna

Douglas       0              0              0           0           0           0            0           0            0
E. Ford

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Rachna              0         0           0            0                0               0            0
Khanna

Douglas             0         0           0            0                0               0            0
E. Ford

The current Board of Directors is comprised of Ms. Rachna Khanna. Our current officer receives no compensation. There are no current employment agreements between the company and its executive officer.

On September 26, 2006, a total of 18,000,000 shares of Common Stock were issued to Mr. Ford, a director of the company at that time, in exchange for cash in the amount of $18,000 U.S., or $.001 per share. The terms of this stock issuance was as fair to the company, in the opinion of the Board of Directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 18,000,000 shares were valued at par ($0.001) and purchased for $18,000 in cash.

Ms. Khanna currently devotes less than 10% of her time per week to company matters. She has agreed to work with no remuneration. Mr. Ford currently devotes a minimal amount of his time to company matters. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Sawadee Ventures' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

       Name and Address                 No. of            Percentage
     of Beneficial Owner (1)            Shares           of Ownership:
     -----------------------            ------           -------------

        Rachna Khanna                    None                None
        9003 Reseda Blvd.
        Suite 205A
        Northridge, CA 91324

        All Officers and
         Directors as a Group            None                None

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

       Name and Address
     of Beneficial Owner (1)
     of more that 5% of our             No. of            Percentage
         Common Stock                   Shares           of Ownership:
         ------------                   ------           -------------

        Douglas E. Ford               18,000,000             50%
        #208-828 Harbourside Drive
        North Vancouver, BC
        Canada V7P 3R9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Ms. Khanna, the officer and a director of the corporation, on a rent-free basis. Ms. Khanna will also not receive any interest on any funds that she may advance to us for operating expenses.

On September 26, 2006, a total of 18,000,000 shares of Common Stock were issued to Mr. Ford in exchange for $18,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $3,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2008.

For the year ended December 31, 2007, the total fees charged to the company for audit services were $2,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Northridge, CA, on March 24, 2009.

                                       Sawadee Ventures, Inc.


                                       /s/ Rachna Khanna
                                       -----------------------------------------
                                       Rachna Khanna, Sole Director,
                                       President, Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer