Form 10-Q
period 2009-03-31
Sawadee Ventures Inc.
filed 2009-05-13
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares as of May 11, 2009.

ITEM 1. FINANCIAL STATEMENTS.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                           Unaudited            Audited
                                                             as of               as of
                                                            March 31,         December 31,
                                                              2009               2008
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $ 11,582           $ 14,682
                                                            --------           --------
      Total Current Assets                                    11,582             14,682
                                                            --------           --------

      Total  Assets                                         $ 11,582           $ 14,682
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                     3,505              5,265
                                                            --------           --------
      Total Current Liabilities                                3,505              5,265
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                    36,000             36,000
Additional Paid-in-Capital                                    18,000             18,000
Deficit accumulated during exploration stage                 (45,923)           (44,583)
                                                            --------           --------
      Total Stockholders' Equity                               8,077              9,417
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $ 11,582           $ 14,682
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                            Period from
                                                 For the               For the           September 26, 2006
                                               Three Months          Three Months        (Date of inception)
                                                  Ended                 Ended                 through
                                                 March 31,             March 31,             March 31,
                                                   2009                  2008                  2009
                                                -----------           -----------           -----------
REVENUES:
  Revenues                                      $        --           $        --           $        --
                                                -----------           -----------           -----------
      Total Revenues                                     --                    --                    --

EXPENSES:
  Operating Expenses
    Exploration expenses                                 --                    --                10,000
    Impairment of mineral property                       --                    --                 9,000
    General and Administrative                          840                   482                 7,883
    Professional Fees                                   500                19,040
                                                -----------           -----------           -----------
      Total Expenses                                  1,340                   482                45,923
                                                -----------           -----------           -----------

      Net loss from Operations                       (1,340)                 (482)              (45,923)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                     --                    --                    --
                                                -----------           -----------           -----------

      Net Income (Loss) for the period          $    (1,340)          $      (482)          $   (45,923)
                                                ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share           (0.00)                (0.00)                (0.00)
                                                -----------           -----------           -----------

Weighted Average number of Common Shares
 used in per share calculations                  36,000,000            36,000,000            30,817,884
                                                ===========           ===========           ===========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                       Statements of Stockholders' Equity
      For the period from September 26, 2006 (inception) to March 31, 2009
                           (Expressed in U.S. Dollars)

                                                                    $0.001        Paid-In     Accumulated     Stockholders'
                                                     Shares        Par Value      Capital       Deficit         Equity
                                                     ------        ---------      -------       -------         ------
Balance, September 26, 2006 (Date of Inception)            --      $     --      $     --      $      --       $     --

Stock Issued for cash at $0.001 per share          18,000,000        18,000            --             --         18,000
 on December 1, 2006

Net Loss for the Period (audited)                          --            --            --         (7,165)        (7,165)
                                                   ----------      --------      --------      ---------       --------

Balance, December 31, 2006                         18,000,000        18,000            --         (7,165)        10,835

Stock Issued for cash at $0.002 per share          18,000,000        18,000        18,000             --         36,000
 on April 12, 2007

Net Loss for the Year (audited)                            --            --            --        (27,267)       (27,267)
                                                   ----------      --------      --------      ---------       --------

Balance, December 31, 2007                         36,000,000        36,000        18,000        (34,432)        19,568

Net Loss for the Year (audited)                            --            --            --        (10,151)       (10,151)
                                                   ----------      --------      --------      ---------       --------

Balance, December 31, 2008                         36,000,000        36,000        18,000        (44,583)         9,417
                                                   ----------      --------      --------      ---------       --------

Net Loss for the Period (unaudited)                        --            --            --         (1,340)        (1,340)
                                                   ----------      --------      --------      ---------       --------

Balance, March 31, 2009 (unaudited)                36,000,000      $ 36,000      $ 18,000      $ (45,923)      $  8,077
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

                             SAWADEE VENTURES, INC.
                       (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                       For the            For the           Period from
                                                     Three Months       Three Months     September 26, 2006
                                                        Ended              Ended       (Date of inception) to
                                                       March 31,          March 31,          March 31,
                                                         2009               2008               2009
                                                       --------           --------           --------
OPERATING ACTIVITIES:
  Net Loss                                             $ (1,340)          $   (482)          $(45,923)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --                 --              9,000
     Prepaid                                                 --               (140)                --
     Accounts Payable and Accrued Liabilities            (1,760)            (2,680)             3,505
                                                       --------           --------           --------
Net Cash Used in Operating Activities                    (3,100)            (3,302)           (33,418)
                                                       --------           --------           --------
INVESTING ACTIVITIES:
  Mineral property option payment                            --                 --             (9,000)
                                                       --------           --------           --------
Net Cash Used in Investing Activities                        --                 --             (9,000)
                                                       --------           --------           --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                               --                 --             54,000
                                                       --------           --------           --------
Net Cash Provided by Financing Activities                    --                 --             54,000
                                                       --------           --------           --------

Net Increase (Decrease) in Cash                          (3,100)            (3,302)            11,582
                                                       --------           --------           --------

Cash, Beginning of the Period                            14,682             25,018                 --
                                                       --------           --------           --------

Cash, End of the Period                                $ 11,582           $ 21,716           $ 11,582
                                                       ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                               $     --           $     --           $     --
                                                       ========           ========           ========
  Cash paid for income taxes                           $     --           $     --           $     --
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

On January 19, 2009 Douglas Ford resigned as a director. Our board of Directors is now comprised of Rachna Khanna

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN - The Company has incurred net losses of approximately $45,923 for the period from September 26, 2006 (Date of Inception) through March 31, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through March 31, 2009, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of March 31, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

2.   PROPERTY AND EQUIPMENT

As of March 31, 2009, the Company does not own any property and/or equipment.

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

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS

As of March 31, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

6.   STOCK OPTIONS

As of March 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

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

We incurred operating expenses of $1,340 and $482 for the three-month periods ended March 31, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses.

At March 31, 2009, we had cash on hand of $11,582, being our total assets, and our liabilities were $3,505 in accounts payable.

We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2009.

                     Balance Sheet Data:           3/31/09
                     -------------------           -------

                     Cash                          $11,582
                     Total assets                  $11,582
                     Total liabilities             $ 3,505
                     Shareholders' equity          $ 8,077

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $11,582 cash on hand which comprises our total assets. We believe that we can meet our cash needs for the next twelve months.

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

ITEM 5. OTHER INFORMATION.

On January 19, 2009 Douglas Ford resigned as a director of the Company. Our board of directors is now comprised solely of Rachna Khanna.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2009.

                                   Sawadee Ventures, Inc., Registrant


                                   By: /s/ Rachna Khanna
                                       -----------------------------------------
                                       Rachna Khanna, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer, Principal
                                       Accounting Officer and Sole Director