Form 10-Q
period 2009-06-30
Sawadee Ventures Inc.
filed 2009-08-05
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares as of August 5, 2009

ITEM 1. FINANCIAL STATEMENTS.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                       Unaudited as of            Audited as of
                                                        June 30, 2009           December 31, 2008
                                                        -------------           -----------------
                                   ASSETS

CURRENT ASSETS
  Cash                                                     $  8,398                 $ 14,682
                                                           --------                 --------
      Total Current Assets                                    8,398                   14,682
                                                           --------                 --------

      Total  Assets                                        $  8,398                 $ 14,682
                                                           ========                 ========

                             LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                    2,524                    5,265
                                                           --------                 --------
      Total Current Liabilities                               2,524                    5,265
                                                           --------                 --------

                              STOCKHOLDERS' EQUITYY

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                   36,000                   36,000
Additional Paid-in-Capital                                   18,000                   18,000
Deficit accumulated during exploration stage                (48,126)                 (44,583)
                                                           --------                 --------
      Total Stockholders' Equity                              5,874                    9,417
                                                           --------                 --------

      Total Liabilities and Stockholders' Equity           $  8,398                 $ 14,682
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                          Period from
                                                                                                       September 26, 2006
                                     For the Six     For the Three     For the Six     For the Three   (Date of inception)
                                    Months Ended     Months Ended     Months Ended     Months Ended         through
                                      June 30,         June 30,         June 30,         June 30,           June 30,
                                        2009             2009             2008             2008               2009
                                     -----------      -----------      -----------      -----------        -----------
REVENUES:
  Revenues                           $        --      $        --      $        --      $        --        $        --
                                     -----------      -----------      -----------      -----------        -----------
      Total Revenues                          --               --               --               --                 --

EXPENSES:
  Operating Expenses
    Exploration expenses                      --               --               --               --             10,000
    Impairment of mineral property            --               --               --               --              9,000
    General and Administrative             1,220              380              897              415              8,263
    Professional Fees                      2,323            1,823            1,630            1,630             20,863
                                     -----------      -----------      -----------      -----------        -----------
      Total Expenses                       3,543            2,203            2,527            2,045             48,126
                                     -----------      -----------      -----------      -----------        -----------

Net loss from Operations                  (3,543)          (2,203)          (2,527)          (2,045)           (48,126)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                          --               --               --               --                 --
                                     -----------      -----------      -----------      -----------        -----------

Net Income (Loss) for the period     $    (3,543)     $    (2,203)     $    (2,527)     $    (2,045)       $   (48,126)
                                     ===========      ===========      ===========      ===========        ===========

Basic and Diluted Earnings Per
 Common Share                              (0.00)           (0.00)           (0.00)           (0.00)             (0.00)
                                     -----------      -----------      -----------      -----------        -----------
Weighted Average number of
 Common Shares used in per
 share calculations                   36,000,000       36,000,000       36,000,000       36,000,000         30,817,884
                                     ===========      ===========      ===========      ===========        ===========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                       Statements of Stockholders' Equity
      For the period from September 26, 2006 (inception) to June 30, 2009
                           (Expressed in U.S. Dollars)

                                                                  $0.001        Paid-In     Accumulated     Stockholders'
                                                   Shares        Par Value      Capital       Deficit         Equity
                                                   ------        ---------      -------       -------         ------
Balance, September 26, 2006 (Date of Inception)          --      $     --      $     --      $      --       $     --

Stock Issued for cash at $0.001 per share        18,000,000        18,000            --             --         18,000
 on December 1, 2006

Net Loss for the Period (audited)                        --            --            --         (7,165)        (7,165)
                                                 ----------      --------      --------      ---------       --------
Balance, December 31, 2006                       18,000,000        18,000            --         (7,165)        10,835

Stock Issued for cash at $0.002 per share        18,000,000        18,000        18,000             --         36,000
 on April 12, 2007

Net Loss for the Year (audited)                          --            --            --        (27,267)       (27,267)
                                                 ----------      --------      --------      ---------       --------
Balance, December 31, 2007                       36,000,000        36,000        18,000        (34,432)        19,568

Net Loss for the Year (audited)                          --            --            --        (10,151)       (10,151)
                                                 ----------      --------      --------      ---------       --------
Balance, December 31, 2008                       36,000,000        36,000        18,000        (44,583)         9,417
                                                 ----------      --------      --------      ---------       --------

Net Loss for the Period (unaudited)                      --            --            --         (3,543)        (3,543)
                                                 ----------      --------      --------      ---------       --------

Balance, June 30, 2009 (unaudited)               36,000,000      $ 36,000      $ 18,000      $ (48,126)      $  5,874
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

                             SAWADEE VENTURES, INC.
                       (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                                 Period from
                                                                                                              September 26, 2006
                                            For the Six     For the Three     For the Six     For the Three   (Date of inception)
                                           Months Ended     Months Ended     Months Ended     Months Ended         through
                                             June 30,         June 30,         June 30,         June 30,           June 30,
                                               2009             2009             2008             2008               2009
                                             --------         --------         --------         --------           --------
OPERATING ACTIVITIES:
  Net Loss                                   $ (3,543)        $ (2,203)        $ (2,527)        $ (2,045)          $(48,126)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Impairment of mineral property                --               --               --               --              9,000
     Prepaid                                       --               --               --              140                 --
     Accounts Payable and Accrued
      Liabilities                              (2,741)            (981)          (3,185)            (505)             2,524
                                             --------         --------         --------         --------           --------
Net Cash Used in Operating Activities          (6,284)          (3,184)          (5,712)          (2,410)           (36,602)
                                             --------         --------         --------         --------           --------
INVESTING ACTIVITIES:
  Mineral property option payment                  --               --               --               --             (9,000)
                                             --------         --------         --------         --------           --------
Net Cash Used in Investing Activities              --               --               --               --             (9,000)
                                             --------         --------         --------         --------           --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                     --               --               --               --             54,000
                                             --------         --------         --------         --------           --------
Net Cash Provided by Financing Activities          --               --               --               --             54,000
                                             --------         --------         --------         --------           --------

Net Increase (Decrease) in Cash                (6,284)          (3,184)          (5,712)          (2,410)             8,398
                                             --------         --------         --------         --------           --------

Cash, Beginning of the Period                  14,682           11,582           25,018           21,716                 --
                                             --------         --------         --------         --------           --------

Cash, End of the Period                      $  8,398         $  8,398         $ 19,306         $ 19,306           $  8,398
                                             ========         ========         ========         ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                     $     --         $     --         $     --         $     --           $     --
                                             ========         ========         ========         ========           ========
  Cash paid for income taxes                 $     --         $     --         $     --         $     --           $     --
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

On January 19, 2009 Douglas Ford resigned as a director. Our board of Directors is now comprised of Rachna Khanna

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN - The Company has incurred net losses of approximately $48,126 for the period from September 26, 2006 (Date of Inception) through June 30, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through June 30, 2009, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of June 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

2.   PROPERTY AND EQUIPMENT

As of June 30, 2009, the Company does not own any property and/or equipment.

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

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


5.   RELATED PARTY TRANSACTIONS

As of June 30, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

6.   STOCK OPTIONS

As of June 30, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

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

We incurred operating expenses of $3,543 and $2,203 for the three-month periods ended June 30, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses.

At June 30, 2009, we had cash on hand of $8,398, being our total assets, and our liabilities were $2,524 in accounts payable.

We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2009.

                      Balance Sheet Data:          6/30/09
                      -------------------          -------

                      Cash                          $8,398
                      Total assets                  $8,398
                      Total liabilities             $2,524
                      Shareholders' equity          $5,874

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $8,398 cash on hand which comprises our total assets. We believe that we can meet our cash needs for the next twelve months.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2009.

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