Form 10-Q
period 2009-09-30
Sawadee Ventures Inc.
filed 2009-11-16
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

                                 (818) 882-7177
                     (Telephone number, including area code)

                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                                 (916) 239-4000
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares as of November 12, 2009

ITEM 1. FINANCIAL STATEMENTS

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)


                                                         Unaudited as of     Audited as of
                                                          September 30,       December 31,
                                                              2009               2008
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $  5,714           $ 14,682
                                                            --------           --------
      Total Current Assets                                     5,714             14,682
                                                            --------           --------

      Total  Assets                                         $  5,714           $ 14,682
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                     4,505              6,568
                                                            --------           --------
      Total Current Liabilities                                4,505              6,568
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                    36,000             36,000
Additional Paid-in-Capital                                    18,000             18,000
Deficit accumulated during exploration stage                 (52,791)           (45,886)
                                                            --------           --------
      Total Stockholders' Equity                               1,209              8,114
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  5,714           $ 14,682
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

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                               Period from
                                                                                                            September 26, 2006
                                      For the Three     For the Three     For the Nine      For the Nine    (Date of inception)
                                      Months Ended      Months Ended      Months Ended      Months Ended         through
                                      September 30,     September 30,     September 30,     September 30,      September 30,
                                          2009              2008              2009              2008               2009
                                      ------------      ------------      ------------      ------------       ------------
REVENUES:
  Revenues                            $         --      $         --      $         --      $         --       $         --
                                      ------------      ------------      ------------      ------------       ------------

      Total Revenues                            --                --                --                --                 --

EXPENSES:
  Operating Expenses
    Exploration expenses                        --                --                --                --             10,000
    Impairment of mineral property              --                --                --                --              9,000
    General and Administrative               1,105             1,138             1,585             2,035              9,368
    Professional Fees                        3,560             1,755             5,320             3,385             24,423
                                      ------------      ------------      ------------      ------------       ------------
      Total Expenses                         4,665             2,893             6,905             5,420             52,791
                                      ------------      ------------      ------------      ------------       ------------

Net loss from Operations                    (4,665)           (2,893)           (6,905)           (5,420)           (52,791)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                            --                --                --                --                 --
                                      ------------      ------------      ------------      ------------       ------------

Net Income (Loss) for the period      $     (4,665)     $     (2,893)     $     (6,905)     $     (5,420)      $    (52,791)
                                      ============      ============      ============      ============       ============

Basic and Diluted Earnings Per
 Common Share                                (0.00)            (0.00)            (0.00)            (0.00)             (0.00)
                                      ------------      ------------      ------------      ------------       ------------
Weighted Average number of Common
 Shares used in per share
 calculations                           36,000,000        36,000,000        36,000,000        36,000,000         31,680,000
                                      ============      ============      ============      ============       ============


                 The accompanying notes are an integral part of
                      these interim financial statements.

                             SAWADEE VENTURES, INC.
                        (An Exploration Stage Enterprise)
                       Statements of Stockholders' Equity
    For the period from September 26, 2006 (inception) to September 30, 2009
                           (Expressed in U.S. Dollars)

                                                                  $0.001        Paid-In     Accumulated     Stockholders'
                                                   Shares        Par Value      Capital       Deficit         Equity
                                                   ------        ---------      -------       -------         ------
Balance, September 26, 2006 (Date of Inception)          --      $     --      $     --      $      --       $     --

Stock Issued for cash at $0.001 per share        18,000,000        18,000            --             --         18,000
 on December 1, 2006

Net Loss for the Period (audited)                        --            --            --         (7,165)        (7,165)
                                                 ----------      --------      --------      ---------       --------
Balance, December 31, 2006                       18,000,000        18,000            --         (7,165)        10,835

Stock Issued for cash at $0.002 per share        18,000,000        18,000        18,000             --         36,000
 on April 12, 2007

Net Loss for the Year (audited)                          --            --            --        (27,267)       (27,267)
                                                 ----------      --------      --------      ---------       --------
Balance, December 31, 2007                       36,000,000        36,000        18,000        (34,432)        19,568

Net Loss for the Year (audited)                          --            --            --        (11,454)       (11,454)
                                                 ----------      --------      --------      ---------       --------
Balance, December 31, 2008                       36,000,000        36,000        18,000        (45,886)         8,114

Net Loss for the Period (unaudited)                      --            --            --         (6,905)        (6,905)
                                                 ----------      --------      --------      ---------       --------

Balance, September 30, 2009 (unaudited)          36,000,000      $ 36,000      $ 18,000      $ (52,791)      $  1,209
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

                             SAWADEE VENTURES, INC.
                       (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                    Period from
                                                                                 September 26, 2006
                                             For the Three      For the Nine     (Date of inception)
                                             Months Ended       Months Ended          through
                                             September 30,      September 30,       September 30,
                                                 2009               2009                2009
                                               --------           --------            --------
OPERATING ACTIVITIES:
  Net Loss                                     $ (4,665)          $ (6,905)           $(52,791)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Impairment of mineral property                  --                 --               9,000
     Prepaid                                         --                 --                  --
     Accounts Payable and Accrued Liabilities     1,981             (2,063)              4,505
                                               --------           --------            --------
Net Cash used in Operating Activities            (2,684)            (8,968)            (39,286)
                                               --------           --------            --------
INVESTING ACTIVITIES:
  Mineral property option payment                    --                 --              (9,000)
                                               --------           --------            --------
Net Cash Used in Investing Activities                --                 --              (9,000)
                                               --------           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                       --                 --              54,000
                                               --------           --------            --------
Net Cash Provided by Financing Activities            --                 --              54,000
                                               --------           --------            --------

Net Increase (Decrease) in Cash                  (2,684)            (8,968)              5,714
                                               --------           --------            --------

Cash, Beginning of the Period                     8,398             14,682                  --
                                               --------           --------            --------

Cash, End of the Period                        $  5,714           $  5,714            $  5,714
                                               ========           ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                         $     --           $     --            $     --
                                               ========           ========            ========

Cash paid for income taxes                     $     --           $     --            $     --
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

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ASC 915. Since September 29, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN - The Company has incurred net losses of approximately $52,791 for the period from September 26, 2006 (Date of Inception) through September 30, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through September 30, 2009, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of September 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

2. PROPERTY AND EQUIPMENT

As of September 30, 2009, the Company does not own any property and/or equipment.

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

                              SAWADEE VENTURES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS

As of September 30, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of September 30, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING

The Company will expense its advertising when incurred. There has been no expenditures on advertising since inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $4,665 and $2,893 for the three-month periods ended September 30, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses.

At September 30, 2009, we had cash on hand of $5,714, being our total assets, and our liabilities were $4,505 in accounts payable.

We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2009.

                      Balance Sheet Data:           9/30/09
                      -------------------           -------

                      Cash                          $5,714
                      Total assets                  $5,714
                      Total liabilities             $4,505
                      Shareholders' equity          $1,209

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $5,714 cash on hand which comprises our total assets. We believe that we can meet our cash needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures are not effective due to management override of controls and lack of segregation of duties due to our size. However, we did conclude that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2009.

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