Form 10-K
period 2009-12-31
CASEY CONTAINER CORP
filed 2010-04-13
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

                        Commission file number 333-140445


                              Casey Container Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                20-5619324
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                7255 East San Alfredo Drive, Scottsdale, AZ 85258
          (Address of principal executive offices, including zip code)

                                 (602) 819 4181
                     (Telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the issuer's voting and non-voting common equity stock held as of April 8, 2010 by non-affiliates of the issuer was $41,400,000 based on the closing price of the registrant's common stock on such date.

As of April 8, 2010 there were 36,000,000 shares of $.001 par value common stock issued and outstanding.

                             CASEY CONTAINER, CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------

                                     Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 2.   Properties                                                          8
Item 3.   Legal Proceedings                                                   8
Item 4.   Submission of Matters to a Vote of Securities Holders               8

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   8
Item 6.   Selected Financial Data                                             8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8
Item 8.   Financial Statements                                               11
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           22
Item 9A.  Controls and Procedures                                            22
Item 9B.  Other Information                                                  23

                                    Part III

Item 10.  Directors and Executive Officers                                   23
Item 11.  Executive Compensation                                             24
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    26
Item 13.  Certain Relationships and Related Transactions                     26
Item 14.  Principal Accounting Fees and Services                             27

                                     Part IV

Item 15.  Exhibits                                                           27

Signatures                                                                   28

                                     PART I
ITEM 1. BUSINESS

Casey Container, Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. Since September 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch for the period ending 12/31/2009 we did not generate revenues, did not own an operating business and had no employees and no material assets. However, in November of 2009 we entered into Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(TM) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA approved.

Subsequent to the period ending 12/31/2009, on January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. The same day Mr. James Casey, Mr. Terry Neild, and Mr. Robert Seaman were appointed as Directors of the Company. Mr. Casey filled the position of President, Mr. Neild was appointed Chief Executive Officer, Chief Financial Officer and Secretary, and Mr. Seaman was appointed Vice- President-Operations.

Casey Container now designs and custom manufactures biodegradable PET plastic preforms that become PET plastic containers, such as bottles for water or other beverage products. The Company is committed to developing container products that meet the demands of its clients while addressing today's most fundamental environmental issues concerning the proliferation of plastics. The Company offers biodegradable plastic packaging solutions using the breakthrough science of EcoPure(TM) technology. In short, the Company provides environmentally responsible plastic packaging solutions to assist its clients in obtaining a competitive advantage in the marketplace.

Working with Bio-Tec Environmental, developer of the breakthrough EcoPure(TM) technology, the Company now has the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA approved.

THE COMPANY

believes its products are cost effective and offer the same advantages as PET plastic packaging because it is PET. The EcoPure(TM) technology the Company uses to make its plastic packaging solutions biodegradable can be used with polystyrene (PS), polypropylene (PP), polyethyeleneterapthalate (PET), polyethylene (PE), polyvinyl chloride (PVC) and most other types of polymer.

The Company's biodegradable PET solutions have shown to maintain the same physical properties as conventional PET plastic packaging.

The EcoPure(TM) technology the Company uses for its products adds nutrients and other organic compounds that weaken the polymer chain and allow microbial action to colonize in and around the plastic. The bottles are then completely metabolized, turning them into inert humus (biomass), biogas (anaerobic) or Co2 (aerobic). Thus, rather than requiring mechanical means such as heat and light to break down, the products biodegrade in one to five years through the microbial activity in compost and landfill environments.

Until now two types of products have dominated this sector of the market: oxo-degradables and starch based PLA (Poly-lactic Acid) products. Oxo-degradables are an additive based technology which cause bottles to fragment from light, heat, moisture, mechanical stress and can only be used in polypropylene, polyethylene, and polystyrene (not in polyethyeleneterapthalate, or PET). PLA is a starch based alternative to traditional plastics and attempts to replace polypropylene (PP), polyethylene (PE), and polyethyeleneterapthalate
(PET). These PLA packaging options lack the performance of conventional PET plastic packaging and have not yet attained economies of scale. It is also debated that they can drive up the prices of essential food-supply commodities, such as corn.

Since the Company has a non-exclusive Additive Supply and License Agreement with Bio-Tec Environmental for its EcoPure(TM) technology, the Company understands that Bio-Tec Environmental itself can also be considered a competitor.

As stated earlier the EcoPure(TM) technology is FDA approved. Bio-Tec Environmental, the supplier of the EcoPure(TM) technology and additive, is responsible for its good standing with the FDA. Casey Container will work closing with Bio-Tec Environmental in regards to maintaining its FDA approval.

As of April 12, 2010, the Company had no employees other than its corporate officers. The Company has 2 independent contractors who provide technology services, and public relations. Casey Container has not experienced any work stoppages and it considers relations with its independent contractors to be good.

From time to time, Casey Container may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Casey Container is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Casey Container currently utilize space, for no charge, at 7255 East San Alfredo Drive, Scottsdale AZ 85258.

The implementation of our business objectives is wholly contingent upon the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect our growth potential. While we may, under certain circumstances, seek to effect business combinations with additional target business, unless additional financing is obtained, we may not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

The Company has established a public trading market for its shares thus avoiding the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. Our business is dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the business will not prove to be commercially viable.
Our current officers are devoted full time to our affairs. Our officers may be entitled to receive compensation for such services. We depend on outside consultants, advisors, attorneys and accountants as necessary, some of which will be hired on a retainer basis. We do anticipate on hiring full-time employees as we develop the Company's business.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

We may acquire a company or business by purchasing the securities of such company or assets. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act") and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder. Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items).

We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources. Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be a deterrent to a particular combination.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2006, up to the period ending 12/31/2009, we had no operating business. We are entering into a new business model and seeking acquisitions and/or business combination with another operating company similar to our current business model, namely environmentally responsible plastic packaging solutions. To date, our efforts have been limited to meeting our regulatory filing requirements and business development.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the Company's new business model is executed and we cannot ascertain our full capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination and receive compensation for such services. A conflict of interest may arise between our management's personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. We cannot assure you that conflicts of interest among us, our management and our stockholders will not develop.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 250,000,000 shares of Common Stock and 10,000,000 Preferred Shares. There are currently 214,000,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on FINRA's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock in the secondary market.

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

              RISKS RELATED TO OUR NEW BUSINESS MODEL AND INDUSTRY

THE COMPANY WILL NEED SIGNIFICANT ADDITIONAL CAPITAL, WHICH THEY MAY BE UNABLE TO OBTAIN.

The Company's capital requirements in connection with its development activities and transition to commercial operations have been and will continue to be significant. The Company will require additional funds to purchase manufacturing equipment, lease a manufacturing facility needed to produce products, and to market its products. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

THE COMPANY WILL FACE SIGNIFICANT COMPETITION.

As stated earlier, until now two types of products have dominated this sector of the market: oxo-degradables and starch based PLA (Poly-lactic Acid) products. Oxo-degradables are an additive based technology which cause bottles to fragment from light, heat, moisture, mechanical stress and can only be used in polypropylene, polyethylene, and polystyrene (not in polyethyeleneterapthalate, or PET).

PLA is a starch based alternative to traditional plastics and attempts to replace polypropylene (PP), polyethylene (PE), and polyethyeleneterapthalate
(PET). These PLA packaging options lack the performance of conventional PET plastic packaging and have not yet attained economies of scale. It is also debated that they can drive up the prices of essential food-supply commodities, such as corn.

Since the Company has a non-exclusive Additive Supply and License Agreement with Bio-tec Environmental for its EcoPure(TM) technology, the Company understands that Bio-tec Environmental itself can also be considered a competitor.

THE COMPANY'S OPERATING RESULTS MAY FLUCTUATE, MAKING RESULTS DIFFICULT TO PREDICT AND COULD CAUSE PROJECTED RESULTS TO FALL SHORT OF EXPECTATIONS.

The Company's operating results may fluctuate as a result of a number of factors, many outside of the Company's control. As a result, comparing the Company's operating results on a period-to-period basis may not be meaningful, and it should not rely on the Company's past results as an indication of their future performance. The Company's quarterly, year-to-date, and annual expenses as a percentage of their revenues may differ significantly from historical or projected rates. The Company's operating results in future quarters may fall below expectations. Any of these events could cause the Company's stock price to fall. Each of the risk factors listed in Risk Factors, and the following factors may affect the Company's operating results:

THE COMPANY'S BUSINESS AND OPERATIONS COULD EXPERIENCE RAPID GROWTH. IF THEY FAIL TO EFFECTIVELY MANAGE THEIR GROWTH, THEIR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     *    Our ability to continue to attract customers.
     * The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of the Company's businesses, operations and infrastructure.
     *    The Company's focus on long-term goals over short-term results.
     *    The results of investments in risky projects.
     * The Company's ability to keep operations operational at a reasonable cost and without service interruptions.
     * The Company's ability to achieve revenue goals for partners to whom they guarantee minimum payments or pay distribution fees.
     * The Company's ability to generate revenue from services in which they have invested considerable time and resources.

The Company could experience rapid growth in their operations, which could place significant demands on management, operational and financial infrastructure. If the Company does not effectively manage its growth, the quality of their products and services could suffer, which could negatively affect branding and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and reporting systems and procedures. These systems enhancements and improvements could require significant capital expenditures and management resources. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF THEIR PRODUCTS, SERVICES AND BRAND.

The Company's trademarks, trade secrets, copyrights and other intellectual property rights are important assets for the Company. Various events outside of their control pose a threat to their intellectual property rights as well as to their products and services. For example, effective intellectual property protection may not be available in every country in which their products are distributed. Also, the efforts the Company takes to protect its proprietary rights may not be sufficient or effective. Any significant impairment of their intellectual property rights could harm the Company's business or ability to compete. Also, protecting their intellectual property rights is costly and time consuming.

THE COMPANY RELIES ON HIGHLY SKILLED PERSONNEL AND, IF THEY ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE QUALIFIED PERSONNEL, THEY MAY NOT BE ABLE TO GROW EFFECTIVELY.

The Company's performance largely depends on the talents and efforts of highly skilled individuals. Their future success depends on the Company's continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.

                   RISKS RELATED TO OWNERSHIP OF COMMON STOCK

THE TRADING PRICE FOR THE COMPANY'S COMMON STOCK MAY BE VOLATILE

The market price of the Company's common shares may experience fluctuations. The market price of common shares may be adversely affected by various factors, including proposed Internet legislation or enforcement of existing laws, innovation and technological changes, the emergence of new competitors, quarterly variations in revenue and results of operations, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries, including the Internet and gaming.

THERE IS A LIMITED MARKET FOR THE COMPANY'S COMMON STOCK, WHICH MAY MAKE IT DIFFICULT TO SELL STOCK.

The Company's common stock trades on the OTCBB under the symbol "CSEY." There is a limited trading market for their common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Company's common stock, the ability of holders of the Company's common stock to sell the Company's common stock, or the prices at which holders may be able to sell the Company's common stock.

CSEY'S SHARES ARE SUBJECT TO THE U.S. "PENNY STOCK" RULES AND INVESTORS WHO PURCHASE SHARES MAY HAVE DIFFICULTY RE-SELLING THEIR SHARES AS THE LIQUIDITY OF THE MARKET FOR SHARES MAY BE ADVERSELY AFFECTED BY THE IMPACT OF THE "PENNY STOCK" RULES.

The Company's stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. The Company's common shares currently trade on the OTCBB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US $5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

     (i) the equity security is listed on NASDAQ or a national securities exchange;
     (ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
     (iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

The Company's common stock does not currently fit into any of the above exceptions. If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in CSEY's common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend the Company's securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Since the Company's common stock is currently deemed a penny stock, it may tend to reduce market liquidity of the Company's common stock, because they limit the broker/dealers' ability to trade, and a purchaser's ability to sell, the stock in the secondary market.

A low price of the Company's common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. A low price of the Company's common stock also limits the Company's ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company's shareholders may pay transaction costs that are a higher percentage of their total share value than if the Company's share price were substantially higher.

For more information about penny stocks, contact the Office of Filings, Information and Consumer Services of the U.S. Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, or by telephone at
(202) 272-7440.

ITEM 2. PROPERTIES

We currently utilize space, for no charge, at 7255 East San Alfredo Drive, Scottsdale AZ 85258. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

Casey Container, Corp. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION:

Our Common Stock is traded on FINRA's Over-The-Counter Bulletin Board ("OTCBB") market under the symbol "CSEY". To date, there has not been an active trading market.

(b) HOLDERS:

There were 20 stockholders of record of our Common Stock as of December 31, 2009.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     * Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
     * Our ability to raise capital when needed and on acceptable terms and conditions;
     *    The intensity of competition; and
     *    General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

CASEY CONTAINER CORP. PLAN OF OPERATIONS

Casey Container Corp., a Nevada corporation, was incorporated under the name Sawadee Ventures Inc. in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company entered into a Mineral Property Purchase Agreement (the "MPPA") with a private British Columbia company, whereby the Company obtained an option to acquire a total of 3 mining claims located in the Vernon Mining District of British Columbia. During the year ended December 31, 2008, the Company terminated the MPPA and relieved itself from any further obligations thereunder.

In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(TM) technology. The Agreement has an effective date of January 1, 2010. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA approved.

We have not generated any income since inception, and as of the year ended December 31, 2009 have incurred a net loss of $11,011.

We are currently focusing on generating revenue by implementing three phases of our strategy. First, we plan to raise capital to purchase manufacturing equipment and lease a manufacturing facility. Second, we plan to increase our customer base. Third, we intend to leverage our assets to expand our business model through the acquisitions of related businesses.

CASEY CONTAINER CORP. RESULTS OF OPERATIONS

REVENUES:

The Company is a Development stage company and has not generated any revenues during the period from inception to December 31, 2009.

PROPERTY AND EQUIPMENT:

The Company currently owns no equipment.

TOTAL EXPENSES:

The Company incurred operating expenses of $11,011 and $16,304 for the periods ended December 31, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses.

NET INCOME (LOSS):

The Company has a loss of $11,011 due to its administrative and professional expenses for the period ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES:

For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. As of December 31, 2009 Casey Container had $3,424 in cash.

OFF BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements as of December 31, 2009.

The Company sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to their officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to their SB-2 Registration Statement which became effective on March 2, 2007.

The following table provides selected financial data about Casey Container, Corp. for the period ending December 31, 2009.

                    Balance Sheet Data:           12/31/09
                    -------------------           --------

                    Cash                          $  3,424
                    Total assets                  $  3,424
                    Total liabilities             $ 11,171
                    Shareholders' equity          $ (7,747)

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In accordance with the reporting requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2009, the Company did not have any other financial instruments.

INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements and tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to be settled or realized.

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Casey Container Corp fka Sawadee Ventures, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Casey Container Corp fka Sawadee Ventures, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and from inception on September 26, 2006 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casey Container Corp fka Sawadee Ventures, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and from inception on September 26, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $11,011, an accumulated deficit of $61,747, working capital deficit of $7,747 as of December 31, 2009, and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
---------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
April 6, 2010

                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888)727-8251 Fax: (888)782-2351

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           DECEMBER 31, 2009 and 2008

                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                        Audited as of      Audited as of
                                                         December 31,       December 31,
                                                            2009               2008
                                                          --------           --------
                                                                            (Restated)
                                     ASSETS

CURRENT ASSETS
  Cash                                                    $  3,424           $ 14,682
                                                          --------           --------

      Total Current Assets                                   3,424             14,682
                                                          --------           --------

      Total  Assets                                       $  3,424           $ 14,682
                                                          ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                  11,171             11,418
                                                          --------           --------

      Total Current Liabilities                             11,171             11,418
                                                          --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  36,000,000 shares issued and outstanding                  36,000             36,000
  Additional Paid-in-Capital                                18,000             18,000
  Deficit accumulated during development stage             (61,747)           (50,736)
                                                          --------           --------

      Total Stockholders' Equity                            (7,747)             3,264
                                                          --------           --------

      Total Liabilities and Stockholders' Equity          $  3,424           $ 14,682
                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           DECEMBER 31, 2009 and 2008

                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                                Period from
                                                                                             September 26, 2006
                                                  For the Year           For the Year       (Date of inception)
                                                     Ended                  Ended                 through
                                                  December 31,           December 31,           December 31,
                                                      2009                   2008                   2009
                                                  ------------           ------------           ------------
                                                                          (Restated)             (Restated)
REVENUES:
  Revenues                                        $         --           $         --           $         --
                                                  ------------           ------------           ------------
      Total Revenues                                        --                     --                     --

EXPENSES:
  Operating Expenses
    Exploration expenses                                    --                     --                 10,000
    Impairment of mineral property                          --                     --                  9,000
    General and Administrative                          11,011                 16,304                 42,747
                                                  ------------           ------------           ------------

      Total Expenses                                    11,011                 16,304                 61,747
                                                  ------------           ------------           ------------
      Net loss from Operations                         (11,011)               (16,304)               (61,747)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                        --                     --                     --
                                                  ------------           ------------           ------------

      Net Income (Loss) for the period            $    (11,011)          $    (16,304)          $    (61,747)
                                                  ============           ============           ============

Basic and Diluted Earnings Per Common
 Share                                                   (0.00)                 (0.00)
                                                  ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                     36,000,000             36,000,000
                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           DECEMBER 31, 2009 and 2008

                       Statements of Stockholders' Equity
               For the period from September 26, 2006 (inception)
                        to December 31, 2009 (Restated)
                           (Expressed in U.S. Dollars)

                                                                                              Accumulated
                                                                                             Deficit During
                                                                    $0.001        Paid-In     Exploration     Stockholders'
                                                     Shares        Par Value      Capital        Stage           Equity
                                                     ------        ---------      -------       -------          ------
Balance, September 26, 2006 (Date of Inception)            --      $     --      $     --      $      --        $     --

Stock Issued for cash at $0.001 per share          18,000,000        18,000            --             --          18,000
 on December 1, 2006

Net Loss for the Period (audited)                          --            --            --         (7,165)         (7,165)
                                                   ----------      --------      --------      ---------        --------

Balance, December 31, 2006                         18,000,000        18,000            --         (7,165)         10,835

Stock Issued for cash at $0.002 per share          18,000,000        18,000        18,000             --          36,000
 on April 12, 2007

Net Loss for the Year (audited)                            --            --            --        (27,267)        (27,267)
                                                   ----------      --------      --------      ---------        --------

Balance, December 31, 2007                         36,000,000        36,000        18,000        (34,432)         19,568

Net Loss for the Year (audited)                            --            --            --        (16,304)        (16,304)
                                                   ----------      --------      --------      ---------        --------

Balance, December 31, 2008                         36,000,000        36,000        18,000        (50,736)          3,264

Net Loss for the Year (audited)                            --            --            --        (11,011)        (11,011)
                                                   ----------      --------      --------      ---------        --------

Balance, December 31, 2009                         36,000,000      $ 36,000      $ 18,000      $ (61,747)       $ (7,747)
                                                   ==========      ========      ========      =========        ========


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           DECEMBER 31, 2009 and 2008

                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                            Period from
                                                                                         September 26, 2006
                                                     For the Year       For the Year    (Date of inception)
                                                        Ended              Ended              through
                                                     December 31,       December 31,        December 31,
                                                         2009               2008                2009
                                                       --------           --------            --------
                                                                         (Restated)          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $(11,011)          $(16,304)           $(61,747)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                          --                 --               9,000
     Prepaid                                                 --                 --                  --
     Accounts Payable and Accrued Liabilities              (247)             5,968              11,171
                                                       --------           --------            --------
Net Cash Provided from Operating Activities             (11,258)           (10,336)            (41,576)
                                                       --------           --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                            --                 --              (9,000)
                                                       --------           --------            --------
Net Cash Used in Investing Activities                        --                 --              (9,000)
                                                       --------           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                               --                 --              54,000
                                                       --------           --------            --------
Net Cash Provided from Financing Activities                  --                 --              54,000
                                                       --------           --------            --------

Net Increase (Decrease) in Cash                         (11,258)           (10,336)              3,424
                                                       --------           --------            --------

Cash, Beginning of the Period                            14,682             25,018                  --
                                                       --------           --------            --------

Cash, End of the Period                                $  3,424           $ 14,682            $  3,424
                                                       ========           ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                 $     --           $     --            $     --
                                                       ========           ========            ========

Cash paid for income taxes                             $     --           $     --            $     --
                                                       ========           ========            ========


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Casey Container Corp. (formerly Sawadee Ventures Inc.), a Nevada corporation, (hereinafter referred to as the "Company" or "Casey Container") was incorporated in the State of Nevada on September 26, 2006. The Company's year end is December 31. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit. In December 2006 the Company entered into a Mineral Property Purchase Agreement (the "MPPA" with a private British Columbia company, whereby the Company obtained an option to acquire a total of 3 mining claims located in the Vernon Mining District of British Columbia. In 2008, the Company decided not to continue its Option and the MPPA was terminated and the Company relieved itself from any further obligations thereunder.

On September 12, 2008 Douglas Ford resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 we appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Ms. Khanna was appointed a director of the Company.

On January 19, 2009 Douglas Ford resigned as a director. Effective as of January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. Mr. James Casey, Mr. Terry Neild and Robert Seaman were appointed as Directors of the Company. Mr. Casey will fill the position of President, Mr. Terry Neild will become Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman will be Vice- President-Operations.

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

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

INCOME TAXES - The Company accounts for its income taxes by recognizing deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2009, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINERAL PROPERTY COSTS - The Company was in the exploration stage since its inception on September 26, 2006 through December 31, 2008 and had not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

RECENT ACCOUNTING PRONOUNCEMENTS - From September 2008 through February 2010, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined these recent accounting pronouncements have no impact on the financial statements of Casey Container Corp.

2. GOING CONCERN

The Company has incurred net losses of $61,747 for the period from September 26, 2006 (Date of Inception) through December 31, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

As of December 31, 2009, the Company does not own any property and/or equipment.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


4. MINERAL PROPERTY

During the year ended December 31, 2008, the Company decided not to continue its Option under the MPPA with Cazador Resources Ltd., a private British Columbia company and the MPPA was terminated at December 31, 2008 and the Company relieved itself from any further obligations under the MPPA.

5. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

A total of 36,000,000 shares of the Company's common stock have been issued. 18,000,000 shares of the Company's common stock to the directors of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $18,000. Another 18,000,000 shares of the Company's common stock at a price of $0.002 per share for gross proceeds of $36,000.

6. RELATED PARTY TRANSACTIONS

As of December 31, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

7. STOCK OPTIONS

As of December 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

8. ADVERTISING

The Company will expense its advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


9. RESTATEMENT

Due to an accounting error, the Company has restated its Balance Sheet, Statement of Operations, Statement of Shareholders' Equity and Statement of Cash Flows for the year ended December 31, 2008 due to the understatement of accrued liabilities and expenses.

                                               Year Ended December 31, 2008
                                           Original        Change      Restated
                                           --------        ------      --------
CURRENT LIABILITIES
  Accounts payable and accrued expenses    $  5,265      $  6,153      $ 11,418

TOTAL CURRENT LIABILITIES                     5,265         6,153        11,418

EXPENSES
  General and Administrative                  2,266           740         3,006
  Professional Fees                           7,885         5,413        13,298
                                           --------      --------      --------

NET INCOME (LOSS) FOR THE YEAR              (10,151)       (6,153)      (16,304)
                                           ========      ========      ========

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 6, 2010, the date which the financial statements were available to be issued, and the following events have been identified:

Effective January 12, 2010, the Certificate of Incorporation was changed and the name of the Company was changed to Casey Container Corp. Casey Container Corp. designs and custom manufactures biodegradable PET plastic preforms that become PET plastic containers, such as bottles for water and other beverage products and other consumer products through a non-binding supply and license agreement with Bio-Tec Environmental. On January 12, 2010, the Company signed the Commitment Agreement for the production of its preforms to be used by Taste of Aruba (U.S.), Inc. to produce biodegradable water bottles. On April 1, 2010, the Company and Taste of Aruba (U.S.), Inc. entered into a definitive Product Purchase Agreement for the Company to provide preforms thru December 31, 2015. The Company agreed to issue 18,371,500 Common Stock shares to Taste of Aruba (U.S.), Inc. as an inducement for the Product Purchase Agreement as enumerated in the Commitment Agreement. The issuance will not raise additional cash equity.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 and 2008


10. SUBSEQUENT EVENTS (continued)

Effective January 12, 2010, the Certificate of Incorporation was changed whereby the aggregate number of shares which the Company will have authority to issue is 260,000,000, of which 250,000,000 is par value $0.001 per share Common Stock and 10,000,000 is Preferred Stock."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our President), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective and that such material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Management assessed the effectiveness of the Company's internal control over financial reporting and has identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in various key functional areas needed for the development of the Company.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 12, 2008 Douglas Ford resigned as President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 the Company appointed Rachna Khanna as President, Chief Executive Officer, Treasurer, and Chief Financial Officer. Additionally, Ms. Khanna was appointed a director of the Company.

On January 19, 2009 Douglas Ford resigned as a director. The Board of Directors was now comprised of Rachna Khanna.

On January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. The same day Mr. James Casey, Mr. Terry Neild, and Mr. Robert Seaman were appointed as Directors of the Company. Mr. Casey filled the position of President, Mr. Neild was appointed Chief Executive Officer, Chief Financial Officer and Secretary, and Mr. Seaman was appointed Vice-President-Operations.

On January 20, 2009 the British Columbia Securities Commission ("BCSC") notified the Company that it had issued a Cease Trade Order against the Company for failure to file its September 30, 2008 interim financial statements and accompanying Management's Discussion and Analysis with the BCSC. The Company is of the view that it has no significant connection to British Columbia, so the filing of the requested documents is not required. However, the Company is working with the BCSC to resolve the issue.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Casey Container Corp., whose one year term will expire 10/01/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name              Age   Position             Date First Elected     Term Expires
----              ---   --------             ------------------     ------------

Terry W Neild     69    Chairmen,             1/12/10 (Appointed)      10/1/10
                        CEO, CFO,&
                        Secretary

James Casey       64    President            1/12/10 (Appointed)       10/1/10
                        & Director

Robert Seaman     63    Director             1/12/10 (Appointed)       10/1/10
                        & VP of Operations

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

RESUMES

EXECUTIVE OFFICERS AND DIRECTORS

Mr. James Casey, Mr. Terry Neild and Robert Seaman were appointed as Directors of the Company. Mr. Casey filled the position of President, Mr. Terry Neild is Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman is the Vice-President-Operations.

Mr. James Casey, age 64, has more then 30 years experience in sales, marketing and distribution. Previously he served in a senior management position with the US Industrial Chemical Co where he gained extensive experience in plastic extrusion methods, blow molding of plastic containers. At Merck Darmstadt in West Germany, Mr. Casey was responsible, for the company's leading edge generic engineering products that were marketed to medical schools, pharmaceutical companies, various research organizations and the US Food and Drug Administration. Mr. Casey is an alumnus of Loyola College in Baltimore where he received his B.S. in Chemistry and Biochemistry. He served as a Naval Aviator from 1968 to 1971.Mr. Terry Neild, age 69, was previously President and CEO of Clearly Canadian Beverage Corporation and Jolt Beverages Corporation, both successful retail specialty beverage and bottled water companies. Throughout his 35-year career as a business leader and innovator, Mr. Neild has built a depth of proven entrepreneurial skills in a variety of industries. He has guided the development of several start-up companies; bringing them to a substantial success. Mr. Neild, who is a Certified Management Accountant, has held senior financial positions in Fortune 500 companies.

Mr. Robert ("Bob") Seaman, age 63, has a wealth of bottling and manufacturing industry experience. He has held numerous leadership positions in his 37 years of work in manufacturing, mechanical engineering, and machine installation and repairs. He has installed, tested, repaired and run bottling equipment in many foreign countries and most US states, producing a vast array of product containers. In the water sector alone, Seaman has set up bottling plants for Fiji Water, Ozarka Water, Penta Water and many others. He holds a Bachelor's Degree in Industrial Engineering from Purdue University and held the rank of Sgt. E-7 in the United States Army

RESIGNING DIRECTORS

Rachna Khanna.
Ms. Khanna is a licensed realtor in the state of California, and is a versatile and innovative individual with 15 years experience in Sales, Promotional Planning, Event Marketing, and Channel Marketing. Ms. Khanna holds a Bachelor of Arts in Communication Studies from California State University.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Terry Neild     2010     0         0           0            0          0            0             0         0

James Casey     2010     0         0           0            0          0            0             0         0

Robert Seaman   2010     0         0           0            0          0            0             0         0

Rachna Khanna(1) 2008    0         0           0            0          0            0             0         0

----------
(1)  Resigned effective January 6 2010

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END


                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Terry Neild    0              0              0           0           0           0            0           0            0

James Casey    0              0              0           0           0           0            0           0            0

Robert Seaman  0              0              0           0           0           0            0           0            0

Rachna Khanna  0              0              0           0           0           0            0           0            0

                             DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Terry Neild         0         0           0            0                0               0             0

James Casey         0         0           0            0                0               0             0

Robert Seaman       0         0           0            0                0               0             0

Rachna Khanna       0         0           0            0                0               0             0

The current Board of Directors is comprised of Mr. James Casey, Mr. Terry Neild and Robert Seaman who were appointed as Directors of the Company on January 6, 2010. Mr. Terry Neild is the Chairman of the Board of Directors.

On September 26, 2006, a total of 18,000,000 shares of Common Stock were issued to Mr. Douglas E. Ford, a director of the company at that time, in exchange for cash in the amount of $18,000 U.S., or $.001 per share. The terms of this stock issuance was as fair to the company, in the opinion of the Board of Directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 18,000,000 shares were valued at par ($0.001) and purchased for $18,000 in cash.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Casey Containers' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

        Name and Address                 No. of            Percentage
      of Beneficial Owner (1)            Shares           of Ownership:
      -----------------------            ------           -------------
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
     #208-828 Harbourside Drive
     North Vancouver, BC
     Canada V7P 3R9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Terry Neild, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

On September 26, 2006, a total of 18,000,000 shares of Common Stock were issued to Mr. Douglas E. Ford, a director of the company at that time, in exchange for $18,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $3,800 for audit-related services $350, tax services, and other services were $Nil during the year ending December 31, 2009.

The total fees charged to the company for audit services were $3,800 for audit-related services $1,050, tax services and other services were $Nil during the year ended December 31, 2008.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on April 12, 2010.

CASEY CONTAINER, CORP.


/s/ Terry W. Neild
-----------------------------------------
Terry W. Neild,
Chairman, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer