Form 10-Q
period 2010-03-31
CASEY CONTAINER CORP
filed 2010-05-17
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,000,000 shares outstanding and 18,621,500 issuable as of May 12, 2010.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)


                                                                              Unaudited            Audited
                                                                                as of               as of
                                                                              March 31,          December 31,
                                                                                2010                2009
                                                                              ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $   2,449           $   3,424
                                                                              ---------           ---------
      Total Current Assets                                                        2,449               3,424
                                                                              ---------           ---------

      Total Assets                                                            $   2,449           $   3,424
                                                                              =========           =========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                    $  27,270           $  11,171
  Due to Related Parties                                                         12,100                  --
                                                                              ---------           ---------
      Total Current Liabilities                                                  39,370              11,171
                                                                              ---------           ---------

STOCKHOLDERS' EQUITY
  Preferred Stock 10,000,000 authorized, none issued and outstanding
   Common Stock 250,000,000 authorized shares, par value $0.001
    36,000,000 shares issued and outstanding at
    March 31, 2010 and December 31, 2009 Respectively                            36,000              36,000
   Common Stock issuable 18,621,500 common shares                                18,621                  --
   Additional Paid-in-Capital                                                    18,000              18,000
   Deficit accumulated during development stage                                (109,542)            (61,747)
                                                                              ---------           ---------
      Total Stockholders' Equity                                                (36,921)             (7,747)
                                                                              ---------           ---------

      Total Liabilities and Stockholders' Equity                              $   2,449           $   3,424
                                                                              =========           =========

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                                                                                   Period from
                                                                                                September 26, 2006
                                                     For the Three          For the Three       (Date of inception)
                                                     Months Ended           Months Ended             through
                                                       March 31,              March 31,              March 31,
                                                         2010                   2009                   2010
                                                     ------------           ------------           ------------
REVENUES:
  Revenues                                           $         --           $         --           $         --
                                                     ------------           ------------           ------------
      Total Revenues                                           --                     --                     --

EXPENSES:
  Operating Expenses
   Exploration expenses                                        --                     --                 10,000
   Impairment of property                                  18,621                     --                 27,621
   General and Administrative                              29,174                  1,340                 71,921
                                                     ------------           ------------           ------------
      Total Expenses                                       47,795                  1,340                109,542
                                                     ------------           ------------           ------------
Net loss from Operations                                  (47,795)                (1,340)              (109,542)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                     --                     --
                                                     ------------           ------------           ------------

Net Income (Loss) for the period                     $    (47,795)          $     (1,340)          $   (109,542)
                                                     ============           ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)                 (0.00)
                                                     ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                        36,000,000             36,000,000
                                                     ============           ============

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2010
                           (Expressed in U.S. Dollars)

                                                                                             Deficit
                                                                                           Accumulated
                                    Common Stock            Stock Issuable                   During
                                 -------------------      ------------------    Paid-In    Development   Stockholders'
                                 Shares       Amount      Shares      Amount    Capital       Stage         Equity
                                 ------       ------      ------      ------    -------       -----         ------
Balance, September 26, 2006            --    $    --            --   $    --    $    --     $      --      $     --
 (Date of Inception)

Stock Issued for cash at
 $0.001 per share on
 December 1, 2006              18,000,000     18,000            --        --         --            --        18,000

Net Loss for the Period from
 inception on September 26,
 2006 to December 31, 2006
 (audited)                             --         --            --        --         --        (7,165)       (7,165)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2006     18,000,000     18,000            --        --         --        (7,165)       10,835
                               ==========    =======   ===========   =======    =======     =========      ========
Stock Issued for cash at
 $0.002 per share on
 April 12, 2007                18,000,000     18,000            --        --     18,000            --        36,000

Net Loss for the Year ended
 December 31, 2007 (audited)           --         --            --        --         --       (27,267)      (27,267)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2007     36,000,000     36,000            --        --     18,000       (34,432)       19,568
                               ==========    =======   ===========   =======    =======     =========      ========

Net Loss for the Year ended
 December 31, 2008 (audited)           --         --            --        --         --       (16,304)      (16,304)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2008     36,000,000     36,000            --        --     18,000       (50,736)        3,264
                               ==========    =======   ===========   =======    =======     =========      ========
Net Loss for the Year ended
 December 31, 2009 (audited)           --         --            --        --         --       (11,011)      (11,011)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2009     36,000,000    $36,000            --        --    $18,000     $ (61,747)     $ (7,747)
                               ==========    =======   ===========   =======    =======     =========      ========

Shares issuable                        --         --    18,621,500    18,621         --            --        18,621

Net Loss for the Period
 ending March 31, 2010                 --         --            --        --         --       (47,795)      (47,795)
                               ----------    -------   -----------   -------    -------     ---------      --------

Balance, March 31, 2010        36,000,000    $36,000   $18,621,500   $18,621    $18,000     $(109,542)     $(36,921)
                               ==========    =======   ===========   =======    =======     =========      ========


              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)


                                                                                                       Period from
                                                                                                    September 26, 2006
                                                              For the Three        For the Three    (Date of inception)
                                                              Months Ended          Months Ended         through
                                                                March 31,            March 31,          March 31,
                                                                  2010                 2009               2010
                                                                ---------           ---------           ---------
OPERATING ACTIVITIES:
  Net Loss                                                      $ (47,795)          $  (1,340)          $(109,542)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of property and mineral property                   18,621                  --              27,621
     Accounts payable and accrued liabilities                      16,099              (1,760)             27,270
                                                                ---------           ---------           ---------
           Net Cash Provided from Operating Activities            (13,075)             (3,100)            (54,651)
                                                                ---------           ---------           ---------
INVESTING ACTIVITIES:
  Mineral property option payment                                      --                  --              (9,000)
                                                                ---------           ---------           ---------
           Net Cash Used in Investing Activities                       --                  --              (9,000)
                                                                ---------           ---------           ---------
FINANCING ACTIVITIES:
  Due to related parties                                           12,100                  --              12,100
  Common stock issued for cash                                         --                  --              54,000
                                                                ---------           ---------           ---------
           Net Cash Provided from Financing Activities             12,100                  --              66,100
                                                                ---------           ---------           ---------

Net Increase (Decrease) in Cash                                      (975)             (3,100)              2,449
                                                                ---------           ---------           ---------

Cash, Beginning of the Period                                       3,424              14,682                  --
                                                                ---------           ---------           ---------

Cash, End of the Period                                         $   2,449           $  11,582           $   2,449
                                                                =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                        $      --           $      --           $      --
                                                                =========           =========           =========

  Cash paid for income taxes                                    $      --           $      --           $      --
                                                                =========           =========           =========


              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
    POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Casey Container Corp. (formerly Sawadee Ventures Inc.), a Nevada corporation, (hereinafter referred to as the "Company" or "Casey Container") was incorporated in the State of Nevada on September 26, 2006. The Company's year end is December 31. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit. In December 2006 the Company entered into a Mineral Property Purchase Agreement (the "MPPA") with a private British Columbia company, whereby the Company obtained an option to acquire a total of 3 mining claims located in the Vernon Mining District of British Columbia. In 2008, the Company decided not to continue its Option and the MPPA was terminated and the Company relieved itself from any further obligations thereunder.

On September 12, 2008 Douglas Ford resigned as President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result on September 12, 2008 Rachna Khanna was appointed as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Ms. Khanna was appointed a director of the Company.

On January 19, 2009 Douglas Ford resigned as a director. Effective as of January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. Mr. James Casey, Mr. Terry Neild and Mr. Robert Seaman were appointed as Directors of the Company. Mr. Casey will fill the position of President, Mr. Terry Neild will become Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman will be Vice- President-Operations.

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

Since September 29, 2008, the Company's purpose has been to serve as a vehicle to acquire an operating business and it is currently considered a "shell" company inasmuch as it has not generated revenues. On January 11, 2010 Casey Container Corp. merged into the shell. We have no employees and no material assets.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010


2. GOING CONCERN

The Company has incurred net losses of $109,542 for the period from September 26, 2006 (Date of Inception) through March 31, 2010 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional sources of capital through the issuance of equity or debt financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

The Company recorded an asset Contract Rights for $18,621 as disclosed in Footnote 4 Stockholders' Equity. The Product Purchase Agreement is between the Company and Taste of Aruba (U.S.), Inc., a related party (please see Note 5 - Related Party Transactions). The Product Purchase Agreement does not provide a performance guarantee to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guarantee damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount in the March 31, 2010 quarter.

4. STOCKHOLDERS' EQUITY

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

On January 12, 2010, the Company signed a Commitment Agreement for the production of its preforms to be used by Taste of Aruba (U.S.), Inc. to produce biodegradable water bottles. On March 29, 2010, the Company and Taste of Aruba (U.S.), Inc. entered into a definitive Product Purchase Agreement for the Company to provide preforms thru December 31, 2015. The Company agreed to issue 18,621,500 Common Stock shares to Taste of Aruba (U.S.), Inc.'s shareholders as an inducement for the Product Purchase Agreement as enumerated in the Commitment Agreement. The shares are fully vested and nonforfeitable. The shares are issuable with a value of $18,621.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2010


5. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2010, the Company received short-term loans from a Director of the Company and another related party in the amounts of $7,500 and $4,600 respectively. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. These transactions were recorded at the exchange amounts, which are the amounts of consideration established and agreed to by the related parties.

Mr. Terry Neild is Chief Executive Officer, Chief Financial Officer, Secretary, Director and a shareholder of the Company and is also Chairman of the Board and a shareholder of Taste of Aruba (U.S.), Inc. (please see Note 3 - Intangibles).

6. MEMORANDUM OF UNDERSTANDING

On March 3, 2010, the Company signed a non-binding Memorandum Of Understanding ("MOU") to acquire the assets and business, subject to assumption of certain liabilities, of a manufacturer and marketer of a line of premium, natural, healthy, renewable and sustainably packaged laundry and household cleaning products. The consideration is the Company Common shares for the purchase and the number of shares is dependent upon completion of due diligence and the value of the Company's Common shares. As the MOU is non-binding, there is no assurance the purchase will be consummated.

7. SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through May 10, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

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

RESULTS OF OPERATIONS

Casey Container, Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. Since September 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch for the period ending 12/31/2009 we did not generate revenues, did not own an operating business and had no employees and no material assets. However, in November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(TM) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

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

Casey Container can design and custom manufacture biodegradable PET plastic preforms that become PET plastic containers, such as bottles for water or other beverage products. The Company is committed to developing container products that meet the demands of its clients while addressing today's most fundamental environmental issues concerning the proliferation of plastics. The Company offers biodegradable plastic packaging solutions using the breakthrough science of EcoPure(TM) technology. In short, the Company provides environmentally responsible plastic packaging solutions to assist its clients in obtaining a competitive advantage in the marketplace.

Working with Bio-Tec Environmental, developer of the breakthrough EcoPure(TM) technology, the Company now has the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $47,795 and $1,340 for the three-month periods ended March 31, 2010 and 2009, respectively. These expenses consisted of impairment of property of $18,261 and the balance is general and administrative expenses.

At March 31, 2010, we had cash on hand of $2,449, being our total assets, and our liabilities were $39,370 in accounts payable accrued liabilities and loans.

We have sold $54,000 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to our officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007.

On January 12, 2010, the Company signed a Commitment Agreement for the production of its preforms to be used by Taste of Aruba (U.S.), Inc., a related party, to produce biodegradable water bottles. On March 29, 2010, the Company and Taste of Aruba (U.S.), Inc. entered into a definitive Product Purchase Agreement for the Company to provide preforms thru December 31, 2015. The Company agreed to issue 18,621,500 Common Stock shares to Taste of Aruba (U.S.), Inc.'s shareholders as an inducement for the Product Purchase Agreement as enumerated in the Commitment Agreement. The shares are fully vested and nonforfeitable. The shares are issuable with a value of $18,621. The shares are expected to be issued within the second quarter.

On March 3, 2010, the Company signed a non-binding Memorandum Of Understanding ("MOU") to acquire the assets and business, subject to assumption of certain liabilities, of a manufacturer and marketer of a line of premium, natural, healthy, renewable and sustainably packaged laundry and household cleaning products. The consideration is the Company Common shares for the purchase and the number of shares is dependent upon completion of due diligence and the value of the Company's Common shares. As the MOU is non-binding, there is no assurance the purchase will be consummated.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2010.

                    Balance Sheet Data:           3/31/10
                    -------------------           -------

                    Cash                          $  2,449
                    Total assets                  $  2,449
                    Total liabilities             $ 39,370
                    Shareholders' equity          $(36,921)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations

LIQUIDITY AND CAPITAL RESOURCES

We currently have $2,449 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

PLAN OF OPERATION

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

In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(TM) technology. The Agreement has an effective date of January 1, 2010. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

We have not generated any income since inception, and as of the quarter ended March 31, 2010 have incurred a net loss of $47,795.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures are not effective due to management override of controls and lack of segregation of duties due to our size. However, we did conclude that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2010.

Casey Container, Corp.


/s/ Terry W. Neild
-----------------------------------------
Terry W. Neild,
Chairman, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer