Form 10-K/A
period 2009-12-31
CASEY CONTAINER CORP
filed 2010-07-02
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

As discussed in Footnote 9 to the accompanying financial statements, the Company has restated its financial statements, which were previously audited by other independent auditors who have ceased operations.

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


/s/ Seale and Beers, CPAs
-------------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
April 6, 2010



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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on July 2, 2010.

CASEY CONTAINER, CORP.


/s/ Terry W. Neild
-----------------------------------------
Terry W. Neild,
Chairman, Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer