Form 10-Q
period 2010-06-30
CASEY CONTAINER CORP
filed 2010-08-13
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,627,900 shares outstanding as of August 9, 2010.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            Condensed Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                         June 30,          December 31,
                                                                           2010                2009
                                                                        ---------           ---------
                                  A S S E T S

CURRENT ASSETS
  Cash                                                                  $      289           $    3,424
                                                                        ----------           ----------
      Total Current Assets                                                     289                3,424
                                                                        ----------           ----------
      Total  Assets                                                     $      289           $    3,424
                                                                        ==========           ==========

                              L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                              $   43,825           $   11,171
  Due to Related Parties                                                    12,100                   --
                                                                        ----------           ----------
      Total Current Liabilities                                             55,925               11,171
                                                                        ----------           ----------

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock 10,000,000 authorized, none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 36,006,400 shares issued and outstanding at June 30, 2010 and
 36,000,000 shares issued and outstanding at December 31, 2009              36,006               36,000
Common Stock issuable 18,621,500 common shares                              18,621                   --
Additional Paid-in-Capital                                                  20,126               18,000
Deficit accumulated during development stage                              (130,389)             (61,747)
                                                                        ----------           ----------

      Total Stockholders' Equity                                           (55,636)              (7,747)
                                                                        ----------           ----------

      Total Liabilities and Stockholders' Equity                        $      289           $    3,424
                                                                        ==========           ==========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       Condensed Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                          Period from
                                      For the           For the          For the           For the     September 26, 2006
                                    Three Months      Three Months     Six Months        Six months    (Date of Inception)
                                       Ended             Ended            Ended             Ended             to
                                   June 30, 2010     June 30, 2009    June 30, 2010     June 30, 2009    June 30, 2010
                                   -------------     -------------    -------------     -------------    -------------
REVENUES:
  Revenues                          $         --      $         --     $         --      $         --     $         --
                                    ------------      ------------     ------------      ------------     ------------
      Total Revenues                          --                --               --                --               --

EXPENSES:
  Operating Expenses
    Exploration expenses                      --                --               --                --           10,000
    Impairment of property                    --                --           18,621                --           27,621
    General and administrative            20,847             2,203           50,021             3,543           92,768
                                    ------------      ------------     ------------      ------------     ------------
      Total Expenses
                                          20,847             2,203           68,642             3,543          130,389
                                    ------------      ------------     ------------      ------------     ------------
Net loss from Operations                 (20,847)           (2,203)         (68,642)           (3,543)        (130,389)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                          --                --               --                --               --
                                    ------------      ------------     ------------      ------------     ------------

Net Income (Loss) for the period    $    (20,847)     $     (2,203)    $    (68,642)     $     (3,543)    $   (130,389)
                                    ============      ============     ============      ============     ============
Basic and Diluted Earnings Per
 Common Share                              (0.00)            (0.00)           (0.00)            (0.00)
                                    ------------      ------------     ------------      ------------
Weighted Average number of
 Common Shares used in per
 share calculations                   36,003,240        36,000,000       36,001,620        36,000,000
                                    ============      ============     ============      ============


                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             Condensed Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to June 30, 2010
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                    Common Stock            Stock Issuable                   During
                                 -------------------      ------------------    Paid-In    Development   Stockholders'
                                 Shares       Amount      Shares      Amount    Capital       Stage         Equity
                                 ------       ------      ------      ------    -------       -----         ------
Balance, September 26, 2006            --    $    --            --   $    --    $    --     $      --      $     --
 (Date of Inception)

Stock Issued for cash at
 $0.001 per share on
 December 1, 2006              18,000,000     18,000            --        --         --            --        18,000

Net Loss for the Period from
 inception on September 26,
 2006 to December 31, 2006             --         --            --        --         --        (7,165)       (7,165)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2006     18,000,000     18,000            --        --         --        (7,165)       10,835
                               ==========    =======   ===========   =======    =======     =========      ========
Stock Issued for cash at
 $0.002 per share on
 April 12, 2007                18,000,000     18,000            --        --     18,000            --        36,000

Net Loss for the Year ended
 December 31, 2007                     --         --            --        --         --       (27,267)      (27,267)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2007     36,000,000     36,000            --        --     18,000       (34,432)       19,568
                               ==========    =======   ===========   =======    =======     =========      ========
Net Loss for the Year ended
 December 31, 2008                     --         --            --        --         --       (16,304)      (16,304)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2008     36,000,000     36,000            --        --     18,000       (50,736)        3,264
                               ==========    =======   ===========   =======    =======     =========      ========
Net Loss for the Year ended
 December 31, 2009                     --         --            --        --         --       (11,011)      (11,011)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2009     36,000,000    $36,000            --        --    $18,000     $ (61,747)     $ (7,747)
                               ==========    =======   ===========   =======    =======     =========      ========

Shares issuable                        --         --    18,621,500    18,621         --            --        18,621

Stock issued for cash at
 $0.333 per share                   6,400          6            --        --      2,126            --         2,132

Net Loss for the Period
 ended June 30, 2010                   --         --            --        --         --       (68,642)      (68,642)
                               ----------    -------   -----------   -------    -------     ---------      --------

Balance, June 30, 2010         36,006,400    $36,006    18,621,500   $18,621    $20,126     $(130,389)     $(55,636)
                               ==========    =======   ===========   =======    =======     =========      ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       Condensed Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                    Period from
                                                              For the             For the        September 26, 2006
                                                            Six Months          Six months       (Date of Inception)
                                                               Ended               Ended                to
                                                           June 30, 2010       June 30, 2009       June 30, 2010
                                                           -------------       -------------       -------------
OPERATING ACTIVITIES:
  Net Loss                                                  $ (68,642)          $  (3,543)          $(130,389)
  Adjustments to reconcile net to net cash
   used in operating activities:
     Expenses incurred on our behalf by related parties        12,100                  --              12,100
     Impairment of property and mineral property               18,621                  --              27,621
     Accounts payable and accrued liabilities                  32,654              (2,741)             43,825
                                                            ---------           ---------           ---------
Net Cash Provided from Operating Activities                    (5,267)             (6,284)            (46,843)
                                                            ---------           ---------           ---------
INVESTING ACTIVITIES:
  Mineral property option payment                                  --                  --              (9,000)
                                                            ---------           ---------           ---------
Net Cash Used in Investing Activities                              --                  --              (9,000)
                                                            ---------           ---------           ---------
FINANCING ACTIVITIES:
  Common stock issued for cash                                  2,132                  --              56,132
                                                            ---------           ---------           ---------
Net Cash Provided from Financing Activities                     2,132                  --              56,132
                                                            ---------           ---------           ---------
Net Increase (Decrease) in Cash                                (3,135)             (6,284)                289
                                                            ---------           ---------           ---------

Cash, Beginning of the Period                                   3,424              14,682                  --
                                                            ---------           ---------           ---------
Cash, End of the Period
                                                            $     289           $   8,398           $     289
                                                            =========           =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                      $      --           $      --           $      --
                                                            =========           =========           =========

Cash paid for income taxes                                  $      --           $      --           $      --
                                                            =========           =========           =========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          Notes to the Unaudited Condensed Interim Financial Statements
                                  June 30, 2010


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

These unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of those to be expected for the entire year.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          Notes to the Unaudited Condensed Interim Financial Statements
                                  June 30, 2010


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

2. GOING CONCERN

The Company has incurred net losses of $130,389 for the period from September 26, 2006 (Date of Inception) through June 30, 2010 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional sources of capital through the issuance of equity or debt financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

A total of 36,006,400 shares of the Company's common stock have been issued. On December 1, 2006, 18,000,000 shares of the Company's common stock were issued to the directors of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $18,000. On April 12, 2007, 18,000,000 shares of the Company's common stock were issued at a price of $0.002 per share for gross proceeds of $36,000. During the current quarter, a total of 6,400 shares of the Company's common stock were issued to two separate investors at $0.333 per share for gross proceeds of $2,132.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          Notes to the Unaudited Condensed Interim Financial Statements
                                  June 30, 2010


4. STOCKHOLDERS' EQUITY (continued)

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

5. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2010, the Company received short-term loans from a Director of the Company and another related party in the amounts of $7,500 and $4,600, respectively. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. These transactions were recorded at the exchange amounts, which are the amounts of consideration established and agreed to by the related parties.

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

As disclosed in the Company's Form 8-K which was filed on June 11, 2010, the Company has substantively completed its due diligence process in its proposed acquisition of Mountain Green of Arizona, LLC. Casey has begun preparation of the definitive purchase agreement. The parties are moving towards the purchase being consummated within sixty days, although there is no assurance it will be consummated.

7. SUBSEQUENT EVENTS

As described in Footnote 4 and on the Balance Sheet, the Company as of June 30, 2010 has Common Stock Issuable of 18,621,500 common shares outstanding. These Common shares were issued on July 9, 2010.

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

RESULTS OF OPERATIONS

Casey Container Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. Since September 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch for the period ending 12/31/2009 we did not generate revenues, did not own an operating business and had no employees and no material assets. However, in November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(TM) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

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

Working with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology, the Company now has the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $20,847 and $2,203 for the three-month periods ended June 30, 2010 and 2009, respectively and $68,642 and $3,543 for the six-month periods ended June 30, 2010 and 2009, respectively. These expenses consisted primarily of general and administrative expenses.

At June 30, 2010, we had cash on hand of $289, being our total assets, and our liabilities were $55,925 in accounts payable accrued liabilities and loans.

As of June 30, 2010, we had an accumulated deficit from inception of $130,389.

We have sold $56,132 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to a former officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007. In the period ending June 30, 2010 we sold 6,400 shares for $2,132.

On January 12, 2010, we signed a Commitment Agreement for the production of its preforms to be used by Taste of Aruba (U.S.), Inc., a related party, to produce biodegradable water bottles. On March 29, 2010, the Company and Taste of Aruba (U.S.), Inc. entered into a definitive Product Purchase Agreement for the Company to provide preforms thru December 31, 2015. We agreed to issue 18,621,500 Common Stock shares to Taste of Aruba (U.S.), Inc.'s shareholders as an inducement for the Product Purchase Agreement as enumerated in the Commitment Agreement. The shares are fully vested and nonforfeitable. The shares were issuable at June 30, 2010 with a value of $18,621. The shares were issued on July 9th, 2010.

On March 3, 2010, we signed a non-binding Memorandum Of Understanding ("MOU") to acquire the assets and business, subject to assumption of certain liabilities, of a manufacturer and marketer of a line of premium, natural, healthy, renewable and sustainably packaged laundry and household cleaning products. The consideration is the Company Common shares for the purchase and the number of shares is dependent upon completion of due diligence and the value of the Company's Common shares. As of June 11, 2010, as disclosed in a Form 8-K, the Company has substantively completed its due diligence process in its proposed acquisition of Mountain Green of Arizona, LLC As the MOU is non-binding, there is no assurance the purchase will be consummated.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2010.

                    Balance Sheet Data:            6/30/10
                    -------------------            -------
                    Cash                          $    289
                    Total assets                  $    289
                    Total liabilities             $ 55,925
                    Shareholders' equity          $(55,636)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $289 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and as of the quarter ended June 30, 2010 have incurred a net loss of $20,847.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2010.

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