Form 10-Q
period 2010-09-30
CASEY CONTAINER CORP
filed 2010-11-15
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                        COMMISSION FILE NUMBER 333-140445


                              CASEY CONTAINER CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                7255 East San Alfredo Drive, Scottsdale, AZ 85258
         (Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,627,900 shares outstanding as of November 15, 2010.

ITEM 1. FINANCIAL STATEMENTS

                              Casey Container Corp.
                        (Formerly Sawadee Ventures Inc.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
                           (Expressed in U.s. Dollars)
                                   (Unaudited)

                                     ASSETS

                                                                       September 30,      December 31,
                                                                           2010               2009
                                                                        ----------         ----------
Current Assets
  Cash                                                                  $    2,350         $    3,424
                                                                        ----------         ----------
      Total Current Assets                                                   2,350              3,424
                                                                        ----------         ----------

      Total  Assets                                                     $    2,350         $    3,424
                                                                        ==========         ==========

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                                  26,825             11,171
  Due to Related Parties                                                    56,608                 --
                                                                        ----------         ----------
      Total Current Liabilities                                             83,433             11,171
                                                                        ----------         ----------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 54,627,900 shares issued and outstanding at June 30, 2010 and
 36,000,000 shares issued and outstanding at December 31, 2009              54,627             36,000
Additional Paid-in-Capital                                                  20,126             18,000
Deficit accumulated during development stage                              (155,836)           (61,747)
                                                                        ----------         ----------
      Total Stockholders' Equity                                           (81,083)            (7,747)
                                                                        ----------         ----------

      Total Liabilities and Stockholders' Equity                        $    2,350         $    3,424
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


                                                                                                           Period from
                                                                                                        September 26, 2006
                                                                                                             (Date of
                                             For the Three   For the Three  For the Nine   For the Nine     inception)
                                             Months Ended    Months Ended   Months Ended   Months Ended      through
                                             September 30,   September 30,  September 30,  September 30,   September 30,
                                                 2010            2009           2010           2009            2010
                                             ------------    ------------   ------------   ------------    ------------
REVENUES
  Revenues                                   $         --    $         --   $         --   $         --    $         --
                                             ------------    ------------   ------------   ------------    ------------
      Total Revenues                                   --              --             --             --              --

EXPENSES
  Operating Expenses
  Exploration expenses                                 --              --             --             --          10,000
  Impairment of property                               --              --         18,621             --          27,621
  General and administrative                       25,447           4,665         75,468          6,905         118,215
                                             ------------    ------------   ------------   ------------    ------------
      Total Expenses                               25,447           4,665         94,089          6,905         155,836
                                             ------------    ------------   ------------   ------------    ------------

Net loss from Operations                          (25,447)         (4,665)       (94,089)        (6,905)       (155,836)

PROVISION FOR INCOME TAXES
  Income Tax Benefit                                   --              --             --             --              --
                                             ------------    ------------   ------------   ------------    ------------

Net Income (Loss) for the period             $    (25,447)   $     (4,665)  $    (94,089)  $     (6,905)   $   (155,836)
                                             ============    ============   ============   ============    ============

Basic and Diluted Earnings Per Common Share         (0.00)          (0.00)         (0.00)         (0.00)
                                             ------------    ------------   ------------   ------------
Weighted Average number of Common Shares
 used in per share calculations                52,990,845      36,000,000     41,685,533     36,000,000
                                             ============    ============   ============   ============


          The accompanying notes are an integral part of these interim financial statements.

                              Casey Container Corp.
                        (Formerly Sawadee Ventures Inc.)
                          (A Development Stage Company)
                  Condensed Statements of Stockholders' Equity
                (Deficit) for the Period From September 26, 2006
                        (Inception) to September 30, 2010
                           (Expressed in U.s. Dollars)
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                    Common Stock            Stock Issuable                   During
                                 -------------------      ------------------    Paid-In    Development   Stockholders'
                                 Shares       Amount      Shares      Amount    Capital       Stage         Equity
                                 ------       ------      ------      ------    -------       -----         ------
Balance, September 26, 2006            --    $    --            --   $    --    $    --     $      --      $     --
 (Date of Inception)
Stock Issued for cash at
 $0.001 per share on
 December 1, 2006              18,000,000     18,000            --        --         --            --        18,000
Net Loss for the Period from
 inception on September 26,
 2006 to December 31, 2006             --         --            --        --         --        (7,165)       (7,165)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2006     18,000,000     18,000            --        --         --        (7,165)       10,835
                               ==========    =======   ===========   =======    =======     =========      ========
Stock Issued for cash at
 $0.002 per share on
 April 12, 2007                18,000,000     18,000            --        --     18,000            --        36,000
Net Loss for the Year ended
 December 31, 2007                     --         --            --        --         --       (27,267)      (27,267)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2007     36,000,000     36,000            --        --     18,000       (34,432)       19,568
                               ==========    =======   ===========   =======    =======     =========      ========
Net Loss for the Year ended
 December 31, 2008                     --         --            --        --         --       (16,304)      (16,304)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2008     36,000,000     36,000            --        --     18,000       (50,736)        3,264
                               ==========    =======   ===========   =======    =======     =========      ========
Net Loss for the Year ended
 December 31, 2009                     --         --            --        --         --       (11,011)      (11,011)
                               ----------    -------   -----------   -------    -------     ---------      --------
Balance, December 31, 2009     36,000,000    $36,000            --        --    $18,000     $ (61,747)     $ (7,747)
                               ==========    =======   ===========   =======    =======     =========      ========
Shares issuable at $0.001
 per share on March 24, 2010           --         --    18,621,500    18,621         --            --        18,621
Stock issued for cash at $0.333
 per share on May 15, 2010          6,000         6             --        --      1,994            --         2,000
Stock issued for cash at $0.333
 per share on May 22, 2010            400         --            --        --        132            --           132
Stock issued pursuant to
 agreement at $0.001 per
 share on July 9, 2010         18,621,500     18,621   (18,621,500)  (18,621)        --            --            --
Net Loss for the Period
 ended September 30, 2010              --         --           --         --         --       (94,089)      (94,089)
                               ----------    -------   -----------   -------    -------     ---------      --------

Balance, September 30, 2010    54,627,900    $54,627           --    $    --    $20,126     $(155,836)     $(81,083)
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

                                                                                                  Period from
                                                                                               September 26, 2006
                                                              For the Nine      For the Nine   (Date of inception)
                                                              Months Ended      Months Ended           to
                                                              September 30,     September 30,     September 30,
                                                                  2010              2009              2010
                                                                --------          --------         ----------
Operating Activities:
  Net Loss                                                      $(94,089)         $ (6,905)        $ (155,836)

Adjustments to reconcile net loss to net cash used in
 operating activities:
   Expenses incurred on our behalf by related parties             56,608                --             56,608
   Impairment of property and mineral property                    18,621                --             27,621
   Accounts payable and accrued liabilities                       15,654            (2,063)            26,825
                                                                --------          --------         ----------
           Net Cash Provided from Operating Activities            (3,206)           (8,968)           (44,782)
                                                                --------          --------         ----------

Investing Activities:
  Mineral property option payment                                     --                --             (9,000)
                                                                --------          --------         ----------
           Net Cash Used in Investing Activities                      --                --             (9,000)
                                                                --------          --------         ----------

Financing Activities:
  Common stock issued for cash                                     2,132                --             56,132
                                                                --------          --------         ----------
           Net Cash Provided from Financing Activities             2,132                --             56,132
                                                                --------          --------         ----------

Net Increase (Decrease) in Cash                                   (1,074)           (8,968)             2,350
                                                                --------          --------         ----------

Cash, Beginning of the Period                                      3,424            14,682                 --
                                                                --------          --------         ----------

Cash, End of the Period                                         $  2,350          $  5,714         $    2,350
                                                                ========          ========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                        $     --          $     --         $       --
                                                                ========          ========         ==========

  Cash paid for income taxes                                    $     --          $     --         $       --
                                                                ========          ========         ==========


          The accompanying notes are an integral part of these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


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

These unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of those to be expected for the entire year.

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

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of ASC Topic 915 "Accounting and Reporting for Development Stage Enterprises."

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


2. GOING CONCERN

The Company has incurred net losses of $155,836 for the period from September 26, 2006 (Date of Inception) through September 30, 2010 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional sources of capital through the issuance of equity or debt financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

4. STOCKHOLDERS' EQUITY

Effective January 12, 2010, the Certificate of Incorporation was changed whereby the aggregate number of shares which the Company will have authority to issue is 260,000,000, of which 250,000,000 is par value $0.001 per share Common Stock and 10,000,000 is Preferred Stock par value $0.001 per Preferred share."

A total of 54,627,900 shares of the Company's common stock have been issued. On December 1, 2006, 18,000,000 shares of the Company's common stock were issued to the directors of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $18,000. On April 12, 2007, 18,000,000 shares of the Company's common stock were issued at a price of $0.002 per share for gross proceeds of $36,000. During May, 2010, a total of 6,400 shares of the Company's common stock were issued to two separate investors at $0.333 per share for gross proceeds of $2,132.

On January 12, 2010, the Company signed a Commitment Agreement for the production of its preforms to be used by Taste of Aruba (U.S.), Inc. to produce biodegradable water bottles. On March 29, 2010, the Company and Taste of Aruba (U.S.), Inc. entered into a definitive Product Purchase Agreement for the Company to provide preforms thru December 31, 2015. The Company agreed to issue 18,621,500 Common Stock shares to Taste of Aruba (U.S.), Inc.'s shareholders as an inducement for the Product Purchase Agreement as enumerated in the Commitment Agreement. The shares are fully vested and nonforfeitable. The shares were issued on July 9, 2010 with a value of $18,621.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


5. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2010, the Company received short-term loans from a Director of the Company and another related party in the amounts of $7,500 and $4,600, respectively. During the current quarter a further short-term loan in the amount of $13,900 was received from a Director of the Company. In addition, $18,228 and $12,380 of business expenses are owed to Directors of the Company and another related party. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. These transactions were recorded at the exchange amounts, which are the amounts of consideration established and agreed to by the related parties.

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

As disclosed in the Company's Form 8-K which was filed on June 11, 2010, the Company has completed the majority of the due diligence process in its proposed acquisition of Mountain Green of Arizona, LLC. Casey has begun preparation of the definitive purchase agreement. The parties are moving towards the purchase being consummated within sixty days, although there is no assurance it will be consummated.

7. SUBSEQUENT EVENTS

The Company has examined subsequent events and has determined that there are no subsequent events requiring disclosure.

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

RESULTS OF OPERATIONS

Casey Container Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. Since September 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch for the period ending 12/31/2009 we did not generate revenues, did not own an operating business and had no employees and no material assets. However, in November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

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

Casey Container can design and custom manufacture biodegradable PET plastic preforms that become PET plastic containers, such as bottles for water or other beverage products. The Company is committed to developing container products that meet the demands of its clients while addressing today's most fundamental environmental issues concerning the proliferation of plastics. The Company offers biodegradable plastic packaging solutions using the breakthrough science of EcoPure(R) technology. In short, the Company provides environmentally responsible plastic packaging solutions to assist its clients in obtaining a competitive advantage in the marketplace.

Working with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology, the Company now has the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $25,447 and $4,665 for the three-month periods ended September 30, 2010 and 2009, respectively and $94,089 and $6,905 for the nine-month periods ended September 30, 2010 and 2009, respectively. These expenses consisted primarily of general and administrative expenses.

At September 30, 2010, we had cash on hand of $2,350 being our total assets, and our liabilities were $83,433 in accounts payable accrued liabilities and amounts due to related parties for loans and expenses.

As of September 30, 2010, we had an accumulated deficit from inception of $155,836.

We have sold $56,132 in equity securities since inception, $18,000 from the sale of 18,000,000 shares of stock to a former officer and director and $36,000 from the sale of 18,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on March 2, 2007. In the period ending September 30, 2010 we sold 6,400 shares for $2,132.

On January 12, 2010, we signed a Commitment Agreement for the production of its preforms to be used by Taste of Aruba (U.S.), Inc., a related party, to produce biodegradable water bottles. On March 29, 2010, the Company and Taste of Aruba (U.S.), Inc. entered into a definitive Product Purchase Agreement for the Company to provide preforms thru December 31, 2015. We agreed to issue 18,621,500 Common Stock shares to Taste of Aruba (U.S.), Inc.'s shareholders as an inducement for the Product Purchase Agreement as enumerated in the Commitment Agreement. The shares are fully vested and nonforfeitable. The shares were issued during the period ending September 30, 2010 on July 9th, 2010 with a value of $18,621.

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

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2010.

                    Balance Sheet Data:            9/30/10
                    -------------------            -------

                    Cash                          $  2,350
                    Total assets                  $  2,350
                    Total liabilities             $ 83,433
                    Shareholders' equity          $(81,083)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $2,350 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. The Agreement has an effective date of January 1, 2010. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

We have not generated any income since inception, and as of the quarter ended September 30, 2010 have incurred a net loss of $25,447.

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

 32.2      Certification of Chief Financial           Filed electronically
           Officer pursuant to 18 U.S.C. Section
           1350, as adopted pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

                              Casey Container Corp.


                              /s/ Terry W. Neild
                              --------------------------------------------------
                              Terry W. Neild,
                              Chairman, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer