Form 10-K
period 2010-12-31
CASEY CONTAINER CORP
filed 2011-03-31
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the issuer's voting and non-voting common equity stock held as of March 30, 2011 by non-affiliates of the issuer was $11,049,767 based on the closing price of the registrant's common stock on such date.

As of March 30, 2011 there were 58,156,666 shares of $.001 par value common stock issued and outstanding.

                             CASEY CONTAINER, CORP.
                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

                                      Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   8
Item 4.   Submission of Matters to a Vote of Securities Holders               8

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   8
Item 6.   Selected Financial Data                                             8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8
Item 8.   Financial Statements                                               10
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           20
Item 9A.  Controls and Procedures                                            20
Item 9B.  Other Information                                                  21

                                    Part III

Item 10.  Directors and Executive Officers                                   21
Item 11.  Executive Compensation                                             22
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    24
Item 13.  Certain Relationships and Related Transactions                     24
Item 14.  Principal Accounting Fees and Services                             25

                                     Part IV

Item 15.  Exhibits                                                           25

Signatures                                                                   26

                                     PART I

ITEM 1. BUSINESS

Casey Container, Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. We are currently considered a "shell" company inasmuch for the periods ending December 31, 2010 and 2009 we did not generate revenues, did not own an operating business and had no employees and no material assets. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

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

Casey Container designs and custom manufactures biodegradable PET plastic preforms that become PET plastic containers, such as bottles for water, other beverages, and consumer products. The Company is committed to developing container products that meet the demands of its clients while addressing today's most fundamental environmental issues concerning the proliferation of plastics. The Company offers biodegradable plastic packaging solutions using the breakthrough science of EcoPure(R) technology. In short, the Company provides environmentally responsible plastic packaging solutions to assist its clients in obtaining a competitive advantage in the marketplace.

Working with Bio-Tec Environmental, developer of the breakthrough EcoPur(R) technology, the Company now has the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

The Company believes its products are cost effective and offer the same advantages as PET plastic packaging because it is PET. The EcoPure(R) technology the Company uses to make its plastic packaging solutions biodegradable can be used with polystyrene (PS), polypropylene (PP), polyethyeleneterapthalate (PET), polyethylene (PE), polyvinyl chloride (PVC) and most other types of polymer.

The Company's biodegradable PET solutions have shown to maintain the same physical properties as conventional PET plastic packaging.

The EcoPure(R) technology the Company uses for its products adds nutrients and other organic compounds that weaken the polymer chain and allow microbial action to colonize in and around the plastic. The bottles are then completely metabolized, turning them into inert humus (biomass), biogas (anaerobic) or Co2 (aerobic). Thus, rather than requiring mechanical means such as heat and light to break down, the products biodegrade in two to ten years through the microbial activity in compost and landfill environments.

Until now two types of products have dominated this sector of the market: oxo-degradables and starch based PLA (Poly-lactic Acid) products. Oxo-degradables are an additive based technology which cause bottles to fragment from light, heat, moisture, mechanical stress and can only be used in polypropylene, polyethylene, and polystyrene (not in polyethyeleneterapthalate, or PET). PLA is a starch based alternative to traditional plastics and attempts to replace polypropylene (PP), polyethylene (PE), and polyethyeleneterapthalate
(PET). These PLA packaging options lack the performance of conventional PET plastic packaging. It is also debated that they can drive up the prices of essential food-supply commodities, such as corn.

Since the Company has a non-exclusive Additive Supply and License Agreement with Bio-Tec Environmental for its EcoPure(R) technology, the Company understands that Bio-Tec Environmental itself can also be considered a competitor.

As stated earlier the EcoPure(R) technology is FDA compliant. Bio-Tec Environmental, the supplier of the EcoPure(R) technology and additive, is responsible for its good standing with the FDA. Casey Container will work closing with Bio-Tec Environmental in regards to maintaining its FDA compliant.

As of March 30, 2011, we had no employees other than its corporate officers. The Company uses independent contractors who provide technology services, and public relations. Casey Container has not experienced any work stoppages and it considers relations with its independent contractors to be good.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2006, up to the period ending 12/31/2010, we had no operating business. We have entered into a new business model and may seek acquisitions and/or business combination with another operating company similar to our current business model, namely environmentally responsible plastic packaging solutions. To date, our efforts have been limited to meeting our regulatory filing requirements and business development.

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

WE CURRENTLY HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. However, on February 4, 2011, the Company signed a non-binding Letter of Intent ("Letter") regarding a proposed business partnership with Crown Endeavors Global Limited Fund ("CEG"), a United Kingdom investment fund, to create a new company, Casey Container International, to manufacture and sell bottling preforms in various international countries. Casey Container will be the Managing Partner and CEG will be the Investing Partner. The percentage ownership has not been determined. The proposed amount of the financial commitment of CEG is a maximum of $65.5 million to fund several manufacturing plants and operations over a period of years, to be defined in the Definitive Agreement. The Letter is terminated unless a Definitive Agreement is executed by March 31, 2011, subject to extensions by mutual agreement of the Partners and further subject to Casey and CEG's completion of their respective due diligence. The Definitive Agreement must be approved by both Partners' Board of Directors. There's no guaranty or assurance a Definitive Agreement will be executed by the Partners, nor is there a guaranty the terms, conditions, plant locations and amounts will not be changed.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 250,000,000 shares of Common Stock and 10,000,000 Preferred Shares. There are currently 191,843,334 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

No one person is in control of the outstanding shares.

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

Since the Company has a non-exclusive Additive Supply and License Agreement with Bio-tec Environmental for its EcoPure(R) technology, the Company understands that Bio-tec Environmental itself can also be considered a competitor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information:
Our Common Stock is traded on FINRA's Over-The-Counter Bulletin Board ("OTCBB") market under the symbol "CSEY". To date, there has not been an active trading market.

(b) Holders:
At December 31, 2010 and 2009, there were 123 and 20 stockholders of record of our Common Stock.

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

We have not generated any income since inception, as of the years ended December 31, 2010 and 2009, have incurred a net loss of $358,578 and $11,011, respectively.

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

CASEY CONTAINER CORP. RESULTS OF OPERATIONS

Revenues:
The Company is a Development stage company and has not generated any revenues during the period from inception to December 31, 2010.

Property and equipment:
The Company currently owns no equipment.

Total Expenses:
The Company incurred operating expenses for the years ended December 31, 2010 and 2009 of $358,578 and $11,011, respectively, due to impairment of long-term assets and administrative expenses.

Net Income (Loss):
The Company incurred losses for the years ended December 31, 2010 and 2009 of $358,578 and $11,011, respectively, due to impairment of long-term assets and administrative expenses.

Liquidity and Capital Resources:
For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. As of December 31, 2010 and 2009, Casey Container had $1,664 and $3,424, respectively.

Off Balance Sheet Arrangements:
We do not have any off balance sheet arrangements as of December 31, 2010 and December 31, 2009.

The Company sold for cash $126,162 of equity securities from inception thru December 31, 2010. In the year ended December 31, 2010, the Company exchanged 717,600 Common shares for non-interest bearing cash loans of $103,400 and cash expenses of $76,000 incurred on our behalf, or a total of $179,400, from a Related Party.

The following table provides selected financial data about Casey Container, Corp. for the periods ending December 31, 2010 and 2009.

           Balance Sheet Data:           12/31/10           12/31/09
           -------------------           --------           --------
           Cash                          $  1,664           $  3,424
           Total assets                  $  1,664           $  3,424
           Total liabilities             $ 97,578           $ 11,171
           Shareholders' equity          $(95,914)          $ (7,747)

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In accordance with the reporting requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2010, the Company did not have any other financial instruments.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Casey Container Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Casey Container Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2010 and 2009, and from inception on September 26, 2006 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casey Container Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2010 and 2009, and from inception on September 26, 2006 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $420,325, an accumulated deficit of $420,325, working capital deficit of $95,914 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
March 31, 2011

                50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                           December 31, 2010 and 2009
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                       Audited as of        Audited as of
                                                                        December 31,         December 31,
                                                                           2010                 2009
                                                                        ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    1,664           $    3,424
                                                                        ----------           ----------
      Total Current Assets                                                   1,664                3,424
                                                                        ----------           ----------

      Total  Assets                                                     $    1,664           $    3,424
                                                                        ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                  57,424               11,171
  Due to Related Parties                                                    40,154                   --
                                                                        ----------           ----------
      Total Current Liabilities                                             97,578               11,171
                                                                        ----------           ----------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001,
 250,000,000 authorized shares, par value $0.001
 54,998,000 shares and 36,000,000 shares issued and outstanding             54,998               36,000
 at December 31, 2010 and December 31, 2009, respectively
Common Stock issuable 575,000 shares and none at December 31, 2010
 and December 31, 2009, respectively                                           575                   --
Additional Paid-in-Capital                                                 268,838               18,000
Deficit accumulated during development stage                              (420,325)             (61,747)
                                                                        ----------           ----------
      Total Stockholders' Equity                                           (95,914)              (7,747)
                                                                        ----------           ----------

      Total Liabilities and Stockholders' Equity                        $    1,664           $    3,424
                                                                        ==========           ==========

                 The accompanying notes are an integral part of
                          these financial statements.

                              CASEY CONTAINER CORP
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                           DECEMBER 31, 2010 and 2009
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                                Period from
                                                                                             September 26, 2006
                                                  For the Year           For the Year       (Date of inception)
                                                     Ended                  Ended                 through
                                                  December 31,           December 31,           December 31,
                                                      2010                   2009                   2010
                                                  ------------           ------------           ------------
REVENUES:
  Revenues                                        $         --           $         --           $         --
                                                  ------------           ------------           ------------

      Total Revenues                              $         --           $         --           $         --
                                                  ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                                    --                     --                 10,000
    Impairment of property                              18,379                     --                 27,379
    General and administrative                         340,199                 11,011                382,946
                                                  ------------           ------------           ------------

      Total Expenses                                   358,578                 11,011                420,325
                                                  ------------           ------------           ------------

Net loss from Operations                              (358,578)               (11,011)              (420,325)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                        --                     --                     --
                                                  ------------           ------------           ------------

      Net Income (Loss) for the period            $   (358,578)          $    (11,011)          $   (420,325)
                                                  ============           ============           ============

Basic and Diluted Earnings Per Common Share              (0.01)                 (0.00)
                                                  ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                     50,227,547             36,000,000
                                                  ============           ============


                 The accompanying notes are an integral part of
                          these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to December 31, 2010
                           (Expressed in U.S. Dollars)

                                                                                                     Deficit
                                                                   Common Stock                     Accumulated
                                          Common Stock               Issuable        Additional       During
                                       -------------------      ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount      Shares      Amount     Capital        Stage          Equity
                                       ------       ------      ------      ------     -------        -----          ------
Balance, September 26, 2006
(Date of Inception)                          --    $    --           --    $   --     $     --      $      --      $      --

Stock Issued for cash at $0.001
 per share on December 1, 2006       18,000,000     18,000           --        --           --             --         18,000

Net Loss for the Period from
 inception on September 26, 2006
 to December 31, 2006                        --         --           --        --           --         (7,165)        (7,165)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2006           18,000,000     18,000           --        --           --         (7,165)        10,835
                                     ==========    =======     ========    ======     ========      =========      =========
Stock Issued for cash at $0.002
 per share on April 12, 2007         18,000,000     18,000           --        --       18,000             --         36,000

Net Loss for the Year ended
 December 31, 2007                           --         --                     --           --        (27,267)       (27,267)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2007           36,000,000     36,000           --        --       18,000        (34,432)        19,568
                                     ==========    =======     ========    ======     ========      =========      =========
Net Loss for the Year ended
 December 31, 2008                           --         --           --        --           --        (16,304)       (16,304)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2008           36,000,000     36,000           --        --       18,000        (50,736)         3,264
                                     ==========    =======     ========    ======     ========      =========      =========
Net Loss for the Year ended
 December 31, 2009                           --         --           --        --           --        (11,011)       (11,011)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2009           36,000,000     36,000           --        --       18,000        (61,747)        (7,747)
                                     ==========    =======     ========    ======     ========      =========      =========
Shares issued and issuable at
 0.001 per share pursuant to an
 agreement on March 24, 2010         18,274,000     18,274      105,000       105           --             --         18,379

Stock issued for cash at 0.333
 per share on May 15, 2010                6,000          6           --        --        1,994             --          2,000

Stock issued for cash at 0.333
 per share on May 22, 2010                  400         --           --        --          132             --            132

Stock issuable for cash at 0.15
 on December 14, 2010                        --         --      470,000       470       70,030             --         70,500

Stock issued for debt at 0.25
 per share to a Related Party
 on December 30, 2010                   717,600        718           --        --      178,682             --        179,400

Net Loss for the Year ended
 December 31, 2010                           --         --           --        --           --       (358,578)      (358,578)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2010           54,998,000    $54,998     $575,000    $  575     $268,838      $(420,325)     $ (95,914)
                                     ==========    =======     ========    ======     ========      =========      =========

                 The accompanying notes are an integral part of
                          these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                           December 31, 2010 and 2009
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                               Period from
                                                                                            September 26, 2006
                                                     For the Year         For the Year     (Date of inception)
                                                        Ended                Ended               through
                                                     December 31,         December 31,         December 31,
                                                         2010                 2009                 2010
                                                      ----------           ----------           ----------
OPERATING ACTIVITIES:
  Net Loss                                            $ (358,578)          $  (11,011)          $ (420,325)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Payable to Related Party for Expenses
      incurred on our behalf                              40,154                   --               40,154
     Impairment of Long Term Assets                       18,379                   --               27,379
     Stock issued to Related Party for Expenses
      incurred on our behalf                              76,000               76,000
     Accounts payable and accrued liabilities             46,253                 (247)              57,424
                                                      ----------           ----------           ----------
Net Cash Provided from Operating Activities             (177,792)             (11,258)            (219,368)
                                                      ----------           ----------           ----------
INVESTING ACTIVITIES:
  Mineral property option payment                             --                   --               (9,000)
                                                      ----------           ----------           ----------
Net Cash Used in Investing Activities                         --                   --               (9,000)
                                                      ----------           ----------           ----------
FINANCING ACTIVITIES:
  Related Party Loan, converted to stock                 103,400                   --              103,400
  Common stock issued and issuable for cash               72,632                   --              126,632
                                                      ----------           ----------           ----------
Net Cash Provided from Financing Activities              176,032                   --              230,032
                                                      ----------           ----------           ----------

Net Increase (Decrease) in Cash                           (1,760)             (11,258)               1,664
                                                      ----------           ----------           ----------

Cash, Beginning of the Period                              3,424               14,682                   --
                                                      ----------           ----------           ----------

Cash, End of the Period                               $    1,664           $    3,424           $    1,664
                                                      ==========           ==========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                $       --           $       --           $       --
                                                      ==========           ==========           ==========

Cash paid for income taxes                            $       --           $       --           $       --
                                                      ==========           ==========           ==========

Expenses incurred on our behalf and loans from
 a Related Party exchanged for 717,600 of Common
 shares on December 30, 2010                          $  179,400           $       --           $  179,400
                                                      ==========           ==========           ==========

                 The accompanying notes are an integral part of
                          these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2010 and 2009


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Casey Container Corp. (formerly Sawadee Ventures Inc.), a Nevada corporation, (hereinafter referred to as the "Company" or "Casey Container") was incorporated in the State of Nevada on September 26, 2006. The Company's yearend is December 31. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit.

On January 19, 2009 Douglas Ford resigned as a director. Effective January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. Effective January 12, 2010, James Casey, Terry Neild and Robert Seaman were appointed as Directors of the Company. Mr. Casey was elected President, Mr. Terry Neild was elected Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman was elected Vice President-Operations.

THE COMPANY TODAY
The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

From January 1, 2009 the Company's purpose was to serve as a vehicle to acquire or merge into an operating business. Effective January 12, 2010, the Company's Certificate of Incorporation was changed and the name of the Company was changed to Casey Container Corp. ("Casey"). Casey designs and will custom manufacture biodegradable PET and other polymer plastic preforms that become PET and other polymer plastic bottles and containers, for such product lines as bottled water, bottled beverages and other consumer products. Casey has a non-binding supply and license agreement with Bio-Tec Environmental, LLC. Casey currently is considered a "shell" company inasmuch as it is not in production and has no revenues, employees or material assets.

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

The Company has net operating loss carryovers of $420,325 and $61,747 for the years ended December 31, 2010 and 2009 respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2010 and 2009


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)

                                                 December 31,       December 31,
                                                    2010               2009
                                                 ----------         ----------

Net operating loss carryovers                    $  420,325         $   61,747
                                                 ==========         ==========

Effective tax deferred asset (30% tax rate)         126,098             18,524
Impairment of tax deferred asset                   (126,098)           (18,524)
                                                 ----------         ----------
Net tax deferred asset                           $        0         $        0
                                                 ==========         ==========

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2010, the Company had no potentially dilutive securities. The basic and diluted net loss per share was $ (0.01) and $ (0.00) for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009 the Net Loss was $ (358,578) and $ (11,011), respectively. For the years ended December 31, 2010 and 2009, the Weighted Average Number of Common shares used in per share calculations was 50,227,547 and 36,000,000, respectively.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has analyzed all recent accounting pronouncements and determined none would have a material impact on the Company's financial statements.

2. GOING CONCERN

The Company incurred net losses of $420,325 for the period from September 26, 2006 (Date of Inception) through December 31, 2010 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. At December 31, 2010, the Company plans to raise equity capital for cash, but there can be no assurance the Company will be successful in raising the equity capital for cash. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2010 and 2009


3. PROPERTY AND EQUIPMENT

As of December 31, 2010 and 2009, respectively, the Company does not own any property and/or equipment.

4. INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

The Company recorded an asset Contract Rights for $18,379 as disclosed in Note 5 Stockholders' Equity. The Product Purchase Agreement ("PPA") is between the Company and Taste of Aruba (U.S.), Inc., a related party (see Note 5 "Stockholders' Equity" and Note 6 "Related Party Transactions"). The PPA does not provide a performance guaranty to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guaranty damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount of $18,379 in 2010.

5. STOCKHOLDERS' EQUITY

At December 31, 2010, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At December 31, 2010 and 2009, the Company has 55,573,000 and 36,000,000 Common shares issued and issuable, respectively.

In the fiscal year ending December 31, 2006, 18,000,000 shares of the Company's Common stock were issued to the directors of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $18,000.

In the fiscal year ending December 31, 2007, 18,000,000 shares of the Company's Common stock were issued at a price of $0.002 per share for gross proceeds of $36,000.

On March 24, 2010, 18,379,000 shares of the Company's Common stock were issued and issuable pursuant to a Commitment Agreement ("Agreement") dated January 12, 2010 with Taste of Aruba (U.S.), Inc. ("TOA"), a related party (See Note 6, "Related Party Transactions"), for a definitive Product Purchase Agreement ("PPA") with TOA for the Company to provide preforms for biodegradable bottles thru December 31, 2015, which did not result in proceeds to the Company (see
Note 4 "Intangibles"). The Commitment Agreement provided for one share of the Company's Common shares to be issued for every two shares of TOA shares outstanding. The 18,379,000 shares issued to TOA shareholders was originally 18,621.500 shares, but two shareholders (105,000 shares) were inadvertently left off the shareholder list and three shareholders (347,500 shares) originally on the shareholder list should not have been, a net reduction of 242,500 shares. The Company valued the 18,379,000 shares at $0.001 per share because it

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2010 and 2009


5. STOCKHOLDERS' EQUITY (continued)

determined the fair value of the shares was more reliably determinable than the value of the PPA, the transaction predated market activity in the Company's Common shares which began February 19, 2010, the number of shares issued pursuant to the Agreement represented 33% of the total shares outstanding after the issuance and almost four times the total 2010 traded volume of the Company's Common shares. The issuable shares were issued on January 13, 2011.

On May 15, 2010, 6,000 shares of the Company's Common shares were issued at $0.333 per share for $2,000 to a non-related party, at a discount to the closing price on May 14, 2010.

On May 22, 2010, 400 shares of the Company's Common shares were issued at $0.333 per share for $132 to a non-related party, at a discount to the closing price on May 19, 2010.

On December 14, 2010, 470,000 shares of the Company's Common shares were issued at $0.15 per share for $70,500 to a non-related party, at a discount to the closing price on December 13, 2010. The Common shares were issued on January 13, 2011.

On December 30, 2010, 717,600 shares of the Company's Common shares were issued in exchange for non-interest bearing loans made by Mr. Terry Neild, Chairman of the Board and officer to the Company, at $0.25 per share, the closing price on December 29, 2010.

6. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, respectively, $40,154 and none is due to Company officers for unpaid expenses and fees. Terry W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see
Note 4 "Intangible Assets" and Note 5 "Stockholders' Equity").

7. STOCK OPTIONS

As of December 31, 2010 and 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

8. ADVERTISING

The Company expenses its advertising as incurred. The Company has not incurred any advertising expense as of December 31, 2010 and 2009. In 2010, the Company incurred $205,000 in investor relations expenses, which the Company considers as General and Administrative expenses rather than advertising.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2010 and 2009


9. MEMORANDUM OF UNDERSTANDING

On March 3, 2010, the Company signed a non-binding Memorandum of Understanding ("MOU") to acquire the assets and business of a privately-owned manufacturer and marketer of premium, natural, healthy and sustainably packaged detergent and household cleaning products for an undeterminable number of the Company's Common shares, subject to assumption of certain liabilities. The companies terminated the MOU on December 8, 2010. Expenses of $46,284 incurred by the Company relating to the preparation of the MOU, due diligence were expensed in 2010.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2011, the date which the financial statements were available to be issued, and the following events have been identified:

On January 27, 2011, the Company signed a Consulting Contract with Falcon Financial Partners, LLC ("Falcon"), to provide investor relations services. The Company agreed to issue 200,000 Restricted Common shares under Rule 144 as part of the compensation to Falcon and pay a flat cash fee of $30,000.

On February 7, 2011, the Company  agreed to an employment  agreement with Martin
R. Nason to become its President, Chief Executive Officer and Chief Financial Officer. The final terms, provisions and compensation will be determined prior to April 15, 2011. As part of the employment agreement, the Company agreed to issue one million Restricted Common shares at the closing price on February 7, 2011.

On February 7, 2011, the Company entered into a verbal agreement with Mr. Lance Mullins for equity funding investments and/or equipment loans for working capital and equipment purchases needed by the Company. The maximum compensation is one million Restricted Common shares, the final number of shares to be determined based upon the successful raise of working capital and equipment loans.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our President), we have conducted an evaluation of the effectiveness of the design and operation of our financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective and that such material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Casey Container Corp., whose one year term will expire 01/12/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name              Age   Position             Date First Elected     Term Expires
----              ---   --------             ------------------     ------------

Terry W Neild     69    Chairmen,            1/12/10 (Appointed)       10/1/11
                        CEO, CFO,&
                        Secretary

James Casey       64    President            1/12/10 (Appointed)       10/1/11
                        & Director

Robert Seaman     63    Director             1/12/10 (Appointed)       10/1/11
                        & VP of Operations

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

RESUMES

EXECUTIVE OFFICERS AND DIRECTORS

Mr. Terry Neild, Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman is the Vice- President-Operations. Subsequent to December 31, 2010 both Mr. Neild and Mr. Casey resigned from their positions and Martin R Nason was appointed Chief Executive Officer, Chief Financial Officer, and President. Mr. Neild remains Chairman of the Board and Mr. Casey was appointed Executive Vice-President and remains a director.

Mr. Martin Nason, age 66, has over 35 years experience as a Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer with financial, operating, strategic, planning, manufacturing, marketing, and distribution experience, mostly with high growth domestic and international private and publically-owned companies. Mr. Nason was founder an fomer Director of a Califonia Regional Bank and was Senior Executive Vice-President and Chief Operating Officer of Vidal Sassoon, Inc., a $165 million international hair care and cosmetics company sold in 1983 to Richardson-Vicks, Inc., now a division of Proctor and Gamble. He was Chief Financial Officer of WCT Communications, a switch-based long distance company which grew to $150 million in sales and was sold to Frontier Corp. (formerly Rochester Telephone) in 1995. Mr. Nason has taken several companies public and consulted for a variety of consumer products companies.

Mr. James Casey, age 64, has more then 30 years experience in sales, marketing and distribution. Previously he served in a senior management position with the US Industrial Chemical Co where he gained extensive experience in plastic extrusion methods, blow molding of plastic containers. At Merck Darmstadt in West Germany, Mr. Casey was responsible, for the company's leading edge generic engineering products that were marketed to medical schools, pharmaceutical companies, various research organizations and the US Food and Drug Administration. Mr. Casey is an alumnus of Loyola College in Baltimore where he received his B.S. in Chemistry and Biochemistry. He served as a Naval Aviator from 1968 to 1971.

Mr. Terry Neild, age 69, was previously President and CEO of Clearly Canadian Beverage Corporation and Jolt Beverages Corporation, both successful retail specialty beverage and bottled water companies. Throughout his 35-year career as a business leader and innovator, Mr. Neild has built a depth of proven entrepreneurial skills in a variety of industries. He has guided the development of several start-up companies; bringing them to a substantial success. Mr. Neild, who is a Certified Management Accountant, has held senior financial positions in Fortune 500 companies.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Casey Containers' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

   Name and Address                      No. of            Percentage
 of Beneficial Owner (1)                 Shares           of Ownership:
 -----------------------                 ------           -------------

Terry W Neild - Director              10,780,000             18.5%
7255 East San Alfredo Drive,
Scottsdale, AZ 85258

Martin R Nason - Officer               5,500,000              9.5%
7825 N Calle Caballeros
Paradise Valley, AZ 85253

Edward C Heisler - Shareholder         3,400,500              5.8%
24352 N 74th PL
Scottsdale, AZ 85255

Walter Petrie - Shareholder            3,000,000              5.2%
1919 West St., Suite 100
Annapolis, MD 21401

Robert V Seaman - Officer              2,050,000              3.5%
9208 49th Terrance N
St. Petersburg, FL 33708

James T Casey - Officer                2,030,411              3.5%
1120 Old Country Rd
Severa Park, MD 21146

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

     Name and Address
   of Beneficial Owner (1)
   of more that 5% of our              No. of            Percentage
       Common Stock                    Shares           of Ownership:
       ------------                    ------           -------------
    Terry W Neild                    10,780,000             18.5%
    7255 East San Alfredo Drive,
    Scottsdale, AZ 85258

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Terry Neild, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

Terry W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $103,400 and for expenses incurred of $76,000 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans and outstanding expenses incurred on behalf of the Company for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $4,000 for audit-related services $1,400 tax services, and other services were $Nil during the year ending December 31, 2010.

The total fees charged to the company for audit services were $3,800 for audit-related services $350, tax services and other services were $Nil during the year ended December 31, 2009.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on March 31, 2011.

CASEY CONTAINER, CORP.


/s/ Martin R Nason
-------------------------------
Martin R Nason,
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer