Form 10-Q
period 2011-03-31
CASEY CONTAINER CORP
filed 2011-05-16
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,206,667 shares outstanding as of May 16, 2011.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                    Unaudited as of       Audited as of
                                                                    March 31, 2011      December 31, 2010
                                                                    --------------      -----------------
                                   ASSETS

CURRENT ASSETS
  Cash                                                                $    9,679           $    1,664
  Deferred Stock Compensation Expense                                     40,000
                                                                      ----------           ----------
      Total Current Assets                                                49,679                1,664
                                                                      ----------           ----------

      Total  Assets                                                   $   49,679           $    1,664
                                                                      ==========           ==========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                36,148               57,424
  Non-interest bearing loan due to Related Party                          20,000
  Due to Related Parties                                                  44,148               40,154
                                                                      ----------           ----------

      Total Current Liabilities                                          100,296               97,578
                                                                      ----------           ----------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
  250,000,000 authorized shares, par value $0.001 58,206,667 shares and 54,998,000 shares issued and outstanding at
  March 31, 2011 and December 31, 2010, respectively                      58,207               54,998
Common Stock issuable none and 575,000 shares at
 March 31, 2011 and December 31, 2010, respectively                           --                  575
Additional Paid-in-Capital                                               632,499              268,838
Deficit accumulated during development stage                            (741,323)            (420,325)
                                                                      ----------           ----------

      Total Stockholders' Equity                                         (50,617)             (95,914)
                                                                      ----------           ----------

      Total Liabilities and Stockholders' Equity                      $   49,679           $    1,664
                                                                      ==========           ==========


                 The accompanying notes are an integral part of
                       these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                Period from
                                                                                            September 26, 2006
                                                For the Three          For the Three        (Date of inception)
                                                    Ended                  Ended                 through
                                                March 31, 2011         March 31, 2010         March 31, 2011
                                                --------------         --------------         --------------
REVENUES:
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------

      Total Revenues                                       --                     --                     --
                                                 ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                                   --                     --                 10,000
    Impairment of property                                 --                 18,621                 27,379
    General and administrative                        320,998                 29,174                703,944
                                                 ------------           ------------           ------------

      Total Expenses                                  320,998                 47,795                741,323
                                                 ------------           ------------           ------------

Net loss from Operations                             (320,998)               (47,795)              (741,323)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                       --                     --                     --
                                                 ------------           ------------           ------------

      Net Income (Loss) for the period           $   (320,998)          $    (47,795)          $   (741,323)
                                                 ============           ============           ============

Basic and Diluted Earnings Per Common Share             (0.01)                 (0.00)
                                                 ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                    56,844,767             36,000,000
                                                 ============           ============


                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2011
                           (Expressed in U.S. Dollars)

                                                                                                     Deficit
                                                                   Common Stock                     Accumulated
                                          Common Stock               Issuable        Additional       During
                                       -------------------      ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount      Shares      Amount     Capital        Stage          Equity
                                       ------       ------      ------      ------     -------        -----          ------
Balance, September 26, 2006
(Date of Inception)                          --    $    --           --    $   --     $     --      $      --      $      --
Stock Issued for cash at $0.001
 per share on December 1, 2006       18,000,000     18,000           --        --           --             --         18,000
Net Loss for the Period from
 inception on September 26, 2006
 to December 31, 2006                        --         --           --        --           --         (7,165)        (7,165)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2006           18,000,000     18,000           --        --           --         (7,165)        10,835
Stock Issued for cash at $0.002
 per share on April 12, 2007         18,000,000     18,000           --        --       18,000             --         36,000
Net Loss for the Year ended
 December 31, 2007                           --         --                     --           --        (27,267)       (27,267)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2007           36,000,000     36,000           --        --       18,000        (34,432)        19,568
Net Loss for the Year ended
 December 31, 2008                           --         --           --        --           --        (16,304)       (16,304)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2008           36,000,000     36,000           --        --       18,000        (50,736)         3,264
Net Loss for the Year ended
 December 31, 2009                           --         --           --        --           --        (11,011)       (11,011)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2009           36,000,000     36,000           --        --       18,000        (61,747)        (7,747)
Shares issued and issuable at
 0.001 per share pursuant to an
 agreement on March 24, 2010         18,274,000     18,274      105,000       105           --             --         18,379
Stock issued for cash at 0.333
 per share on May 15, 2010                6,000          6           --        --        1,994             --          2,000
Stock issued for cash at 0.333
 per share on May 22, 2010                  400         --           --        --          132             --            132
Stock issuable for cash at 0.15
 on December 14, 2010                        --         --      470,000       470       70,030             --         70,500
Stock issued for debt at 0.25
 per share to a Related Party
 on December 30, 2010                   717,600        718           --        --      178,682             --        179,400
Net Loss for the Year ended
 December 31, 2010                           --         --           --        --           --       (358,578)      (358,578)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, December 31, 2010           54,998,000     54,998      575,000       575      268,838       (420,325)       (95,914)
Stock issued for cash at $0.001
 per share on January 13, 2011          105,000        105     (105,000)      105           --             --             --
Stock issued for cash at $0.001
 per share on January 13, 2011          470,000        470     (470,000)      470           --             --             --
To record forfeiture of stock at
 $0.001 per share                      (250,000)      (250)          --        --          250             --             --
Stock issued at $0.17 per share
 pursuant to an agreement on
 January 27, 2011                       200,000        200           --        --       33,800             --         34,000
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000           --        --      238,000             --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634           --        --       84,911             --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50           --        --        6,700             --          6,750
Net Loss for the Period ending
 March 31, 2011                              --         --           --        --           --       (320,998)      (320,998)
                                     ----------    -------     --------    ------     --------      ---------      ---------
Balance, March 31, 2011              58,206,667    $58,207           --    $   --     $632,499      $(741,323)     $ (50,617)
                                     ==========    =======     ========    ======     ========      =========      =========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                             Period from
                                                                                         September 26, 2006
                                                   For the Three       For the Three     (Date of inception)
                                                       Ended               Ended              through
                                                   March 31, 2011      March 31, 2010      March 31, 2011
                                                   --------------      --------------      --------------
OPERATING ACTIVITIES:
  Net Loss                                           $(320,998)          $ (47,795)          $(741,323)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Expenses incurred on our behalf by
     Related Parties                                    54,895              12,100              95,049
     Impairment of Long Term Assets                         --              18,621              27,379
     Deferred stock compensation expense               (40,000)            (40,000)
     Stock issued to Related Party for Expenses
      incurred on our behalf                                --                  --              76,000
     Stock issued to Related Parties persuant
      to agreements                                    240,000                  --             240,000
     Stock issued pursuant to agreement                 34,000                  --              34,000
     Accounts payable and accrued liabilities          (21,276)             16,099              36,148
                                                     ---------           ---------           ---------
Net Cash Provided from Operating Activities            (53,379)               (975)           (272,747)
                                                     ---------           ---------           ---------
INVESTING ACTIVITIES:
  Mineral property option payment                           --                  --              (9,000)
                                                     ---------           ---------           ---------
Net Cash Used in Investing Activities                       --                  --              (9,000)
                                                     ---------           ---------           ---------
Financing Activities:
  Related Party Loan, converted to stock                    --                  --             103,400
  Repayment of Related Party expenses paid on
   our behalf                                          (50,901)            (50,901)
  Related Party Loan, non-interest bearing              20,000              20,000
  Common stock issued and issuable for cash             92,295                  --             218,927
                                                     ---------           ---------           ---------
Net Cash Provided from Financing Activities             61,394                  --             291,426
                                                     ---------           ---------           ---------

Net Increase (Decrease) in Cash                          8,015                (975)              9,679
                                                     ---------           ---------           ---------

Cash, Beginning of the Period                            1,664               3,424                  --
                                                     ---------           ---------           ---------

Cash, End of the Period                              $   9,679           $   2,449           $   9,679
                                                     =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                             $      --           $      --           $      --
                                                     =========           =========           =========
  Cash paid for income taxes                         $      --           $      --           $      --
                                                     =========           =========           =========
Expenses incurred on our behalf and loans
 from a Related Party exchanged for 717,600
 of Common shares on December 30, 2010               $      --           $      --           $ 179,400
                                                     =========           =========           =========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
               Notes to the Unaudited Interim Financial Statements
                                 March 31, 2011


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Casey Container Corp. (formerly Sawadee Ventures Inc.), a Nevada corporation, (hereinafter referred to as the "Company" or "Casey") was incorporated in the State of Nevada on September 26, 2006. The Company's yearend is December 31. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit and from September 2008 to serve as a vehicle to acquire an operating business.

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this March 31, 2011 Form 10-Q should be read in conjunction with information included in the December 31, 2010 and 2009 Form 10-K.

Effective January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. Effective January 12, 2010, James Casey, Terry Neild and Robert Seaman were appointed as Directors of the Company. Mr. Casey was elected President, Mr. Terry Neild was elected Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman was elected Vice President-Operations. Effective February 7, 2011, Martin R. Nason was elected Chief Executive Officer, President and Chief Financial Officer. Mr. Neild remains Chairman of the Board of Directors and Secretary, Mr. Casey as Vice-President of Technical Services and Sales and Mr. Seaman as Vice-President-Operations.

THE COMPANY TODAY
The Company is currently a development stage company reporting under the provisions of ASC Topic 915.

Effective January 12, 2010, the Company's Certificate of Incorporation was changed and the name of the Company was changed to Casey Container Corp. ("Casey"). Casey designs and will custom manufacture biodegradable PET and other polymer plastic preforms that become biodegradable PET and other polymer plastic bottles and containers, for such product lines as bottled water, bottled beverages and other consumer products. Casey has a non-binding supply and license agreement with Bio-Tec Environmental, LLC. Casey currently is considered a "shell" company inasmuch as it is not in production and has no revenues, employees or material assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has analyzed all recent accounting pronouncements and has determined that none will have a material effect on the Company.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
               Notes to the Unaudited Interim Financial Statements
                                 March 31, 2011


2. GOING CONCERN

The Company incurred net losses of $741,323 for the period from September 26, 2006 (Date of Inception) through March 31, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. For the three month period ended March 31, 2011, the Company sold for cash 683,667 shares of Common stock for net proceeds of $92,295 (See
Note 4 "Stockholders' Equity"). The Company plans to raise additional equity capital for cash, but there can be no assurance the Company will be successful in raising the equity capital for cash. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

As of March 31, 2010, the Company recorded an asset Contract Rights for $18,621 as disclosed in Note 4 Stockholders' Equity. The Product Purchase Agreement ("PPA") is between the Company and Taste of Aruba (U.S.), Inc., a related party (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions"). The PPA does not provide a performance guaranty to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guaranty damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount of $18,621 in the three months ended March 31, 2010.

4. STOCKHOLDERS' EQUITY

At March 31, 2011 and December 31, 2010, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At March 31, 2011 and December 31, 2010, the Company has 58,206,667 and 55,573,000 Common shares issued and issuable, respectively.

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

On March 24, 2010, 18,621,500 shares of the Company's Common stock were issued and issuable pursuant to a Commitment Agreement ("Agreement") dated January 12, 2010 with Taste of Aruba (U.S.), Inc. ("TOA"), a related party (See Note 5, "Related Party Transactions"), for a definitive Product Purchase Agreement ("PPA") with TOA for the Company to provide preforms for biodegradable bottles thru December 31, 2015, which did not result in proceeds to the Company (see
Note 3 "Intangibles"). The Commitment Agreement provided for one share of the Company's Common shares to be issued for every two shares of TOA shares

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
               Notes to the Unaudited Interim Financial Statements
                                 March 31, 2011


4. STOCKHOLDERS' EQUITY (continued)

outstanding. The 18,379,000 shares issued to TOA shareholders was originally 18,621.500 shares, but two shareholders (105,000 shares) were inadvertently left off the shareholder list and three shareholders (347,500 shares) originally on the shareholder list should not have been, a net reduction of 242,500 shares. The Company valued the 18,379,000 shares at $0.001 per share because it determined the fair value of the shares was more reliably determinable than the value of the PPA, the transaction predated market activity in the Company's Common shares which began February 19, 2010, the number of shares issued pursuant to the Agreement represented 33% of the total shares outstanding after the issuance and almost four times the total 2010 traded volume of the Company's Common shares. The issuable shares were issued on January 13, 2011.

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

On December 30, 2010, 717,600 shares of the Company's Common shares were issued in exchange for non-interest bearing loans made by Mr. Terry Neild, Chairman of the Board and officer to the Company, at $0.25 per share, the closing price on December 29, 2010 (See Note 5 "Related Party Transactions.").

On January 13, 2011, 250,000 Common shares previously issued to a consultant to provide investor relations services were forfeited and cancelled for non-performance.

On January 27, 2011, the Company issued 200,000 Common shares in connection with a consulting agreement for investor relations services with Falcon Financial Partners LLC. The shares were valued at $0.17 per share, the closing price of its Common shares on the OTC.BB. The $34,000 value was expense in the quarter ended March 31, 2011.

On February 7, 2011, the Company issued 1,000,000 Common shares to Martin R. Nason, as part of an employment contract as Chief Executive Officer, President and Chief Financial Officer. The shares were valued at $0.12 per share, the closing price of its Common shares on the OTC.BB. Of the total $120,000 of value, $80,000 was expensed in the quarter ended March 31, 2011 and $40,000 is recorded as a Deferred Stock Compensation Expense and will be expensed in the quarter ended June 30, 2011.

On February 7, 2011, the Company issued 1,000,000 Common shares to Auspice Capital LLC, a related party (see Note 5 "Related Party") for a verbal agreement for investor relations, consulting services and assistance to the Company in raising cash equity. The shares were valued at $0.12 per share, the closing price of its Common shares on the OTC.BB. The $120,000 value was expensed in the quarter ended March 31, 2011.

On February 25, 2011, the Board of Directors approved selling up to six million Common shares at $0.15 per share to raise cash equity to provide working capital and/or equipment to commence operations. On February 24, 2011, the closing price of its Common shares on the OTC.BB was $0.23 per share. The Board considered

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
               Notes to the Unaudited Interim Financial Statements
                                 March 31, 2011


4. STOCKHOLDERS' EQUITY (continued)

numerous factors in determining the discounted $0.15 price, including but not limited to, the average number of shares traded per day over the previous several months, the high, low and closing price range over the previous several months, the lack of liquidity for the Common shares and the lack of credit availability.

On March 4, 2011, the Company sold 633,667 Common shares for $95,050 cash at $0.15 per share to four (4) non-related parties. A 10% finder's fee of $9,505 was paid, which was charged to Additional Paid-In Capital.

On March 31, 2011, the Company sold 50,000 Common shares for $7,500 cash at $0.15 per share to a non-related party. A 10% finder's fee of $750 was paid, which was charged to Additional Paid-In Capital.

5. RELATED PARTY TRANSACTIONS

As of March 31, 2011 and December 31, 2010, respectively, $64,148 and $40,154 are owed to Company officers and a related party for unpaid expenses, fees and loans. Terry W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see Note 3 "Intangible Assets" and Note 4 "Stockholders' Equity").

On January 28, 2011, a Related Party loaned the Company $20,000 in a non-interest bearing demand note. On February 7, 2011, 1,000,000 Common shares were issued to Auspice Capital LLC, a Related Party, in connection with a verbal agreement for investor relations, consulting services and assistance to the Company in raising cash equity.

On February 7, 2011, the Company issued 1,000,000 Common shares to Martin R. Nason, as part of an employment contract as Chief Executive Officer, President and Chief Financial Officer. The shares were valued at $0.12 per share, the closing price of its Common shares on the OTC.BB. Of the total $120,000 of value, $80,000 was expensed in the quarter ended March 31, 2011 and $40,000 is recorded as a Deferred Stock Compensation Expense and will be expensed in the quarter ended June 30, 2011.

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 16, 2011, the date which the financial statements were available to be issued, and there were no subsequent events identified.

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

We incurred operating expenses of $320,998 and $47,795 for the three-month periods ended March 31, 2011 and 2010, respectively and $741,323 since inception through the period ended March 31, 2011. These expenses consisted primarily of general and administrative expenses.

At March 31, 2011 and December 31, 2010, we had cash on hand of $9,679 and $1,664 respectively. Our total assets at March 31, 2011 and December 31, 2010 are $49,679 and $1,664. Our liabilities were $100,296 and $97,578, respectively in accounts payable accrued liabilities and amounts due to related parties for loans and expenses paid on behalf of the Company.

As of March 31, 2011, we had an accumulated deficit from inception of $741,323.

Since inception thru March 31, 2011, we sold for cash $218,927 in Common stock, issued Common stock to a Related Party at $179,400 in repayment of loans and expenses incurred on our behalf by the Related Party, issued Common stock to Related Parties for services valued at $240,000 and issued Common stock to a consultant for services valued at $34,000.

On January 12, 2010, we signed a Commitment Agreement for the production of its preforms to be used by Taste of Aruba (U.S.), Inc., a related party, to produce biodegradable water bottles. On March 29, 2010, the Company and Taste of Aruba (U.S.), Inc. entered into a definitive Product Purchase Agreement for the Company to provide preforms thru December 31, 2015. We issued 18,379,000 Common Stock shares to Taste of Aruba (U.S.), Inc.'s shareholders as an inducement for the Product Purchase Agreement as enumerated in the Commitment Agreement.

On March 3, 2010, we signed a non-binding Memorandum Of Understanding ("MOU") to acquire the assets and business, subject to assumption of certain liabilities, of a manufacturer and marketer of a line of premium, natural, healthy, renewable and sustainably packaged laundry and household cleaning products. The parties terminated the MOU in December 2010.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2011.

                    Balance Sheet Data:            3/31/11
                    -------------------            -------

                    Cash                          $   9,679
                    Total assets                  $  49,679
                    Total liabilities             $ 100,296
                    Shareholders' equity          $ (50,617)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $9,679 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

PLAN OF OPERATION

Casey Container Corp., a Nevada corporation, was incorporated under the name Sawadee Ventures Inc. in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

In November of 2009 we changed direction and entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. The Agreement has an effective date of January 1, 2010. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

We have not generated any income since inception, and as of the quarter ended March 31, 2011 and 2010 have incurred a net loss of $320,998 and $47,795, respectively.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2011.

                                       CASEY CONTAINER CORP.


                                       /s/ Martin R Nason
                                       -----------------------------------------
                                       Martin R Nason,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer