Form 10-Q
period 2011-06-30
CASEY CONTAINER CORP
filed 2011-08-15
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

                                 (602) 819-4181
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,790,001 shares outstanding as of August 12, 2011.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                     Unaudited as of        Audited as of
                                                                      June 30, 2011       December 31, 2010
                                                                      -------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $     4,179           $     1,664

      Total Current Assets                                                   4,179                 1,664
                                                                       -----------           -----------

      Total  Assets                                                    $     4,179           $     1,664
                                                                       ===========           ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                  39,738                57,424
  Non-interest Bearing Loan From Related Party                              20,000                    --
  Non-interest Bearing Loan                                                 15,000                    --
  Due to Related Parties                                                    48,923                40,154
                                                                       -----------           -----------

      Total Current Liabilities                                            123,661                97,578
                                                                       -----------           -----------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001, none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 250,000,000 authorized shares, par value $0.001 60,790,001 shares and 54,998,000 shares issued and outstanding at June 30, 2011 and
 December 31, 2010, respectively                                            60,790                54,998
Common Stock issuable none and 575,000 shares at June 30, 2011 and
 December 31, 2010, respectively                                                --                   575
Additional Paid-in-Capital                                                 826,166               268,838
Deficit accumulated during development stage                            (1,006,438)             (420,325)
                                                                       -----------           -----------

      Total Stockholders' Equity                                          (119,482)              (95,914)
                                                                       -----------           -----------

      Total Liabilities and Stockholders' Equity                       $     4,179           $     1,664
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                          Period from
                                      For the           For the          For the           For the     September 26, 2006
                                    Three Months      Three Months     Six Months        Six months    (Date of Inception)
                                       Ended             Ended            Ended             Ended           through
                                   June 30, 2011     June 30, 2010    June 30, 2011     June 30, 2010    June 30, 2011
                                   -------------     -------------    -------------     -------------    -------------

REVENUES:
  Revenues                          $        --       $        --      $        --       $        --      $        --
                                    -----------       -----------      -----------       -----------      -----------

      Total Revenues                         --                --               --                --               --
                                    -----------       -----------      -----------       -----------      -----------
EXPENSES:
  Operating Expenses
    Exploration expenses                     --                --               --                --           10,000
    Impairment of property                   --                --               --            18,621           27,379
    General and administrative          265,115            20,847          586,113            50,021          969,059
                                    -----------       -----------      -----------       -----------      -----------

      Total Expenses                    265,115            20,847          586,113            68,642        1,006,438
                                    -----------       -----------      -----------       -----------      -----------

Net loss from Operations               (265,115)          (20,847)        (586,113)          (68,642)      (1,006,438)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                         --                --               --                --               --
                                    -----------       -----------      -----------       -----------      -----------

Net Income (Loss) for the period    $  (265,115)      $   (20,847)     $  (586,113)      $   (68,642)     $(1,006,438)
                                    ===========       ===========      ===========       ===========      ===========
Basic and Diluted Earnings Per
 Common Share                             (0.00)            (0.00)           (0.01)            (0.00)
                                    -----------       -----------      -----------       -----------
Weighted Average number of
 Common Shares used in per
 share calculations                  58,784,506        36,003,240       57,819,995        36,001,620
                                    ===========       ===========      ===========       ===========


                 The accompanying notes are an integral part of
                      these interim financial statements.

                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to June 30, 2011
                           (Expressed in U.S. Dollars)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Balance, September 26, 2006
(Date of Inception)                          --    $    --         --    $   --     $     --      $        --      $      --
Stock Issued for cash at $0.001
 per share on December 1, 2006       18,000,000     18,000         --        --           --               --         18,000
Net Loss for the Period from
 inception on September 26, 2006
 to December 31, 2006                        --         --         --        --           --           (7,165)        (7,165)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2006           18,000,000     18,000         --        --           --           (7,165)        10,835
                                     ==========    =======   ========    ======     ========      ===========      =========
Stock Issued for cash at $0.002
 per share on April 12, 2007         18,000,000     18,000         --        --       18,000               --         36,000
Net Loss for the Year ended
 December 31, 2007                           --         --                   --           --          (27,267)       (27,267)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2007           36,000,000     36,000         --        --       18,000          (34,432)        19,568
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2008                           --         --         --        --           --          (16,304)       (16,304)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2008           36,000,000     36,000         --        --       18,000          (50,736)         3,264
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2009                           --         --         --        --           --          (11,011)       (11,011)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2009           36,000,000     36,000         --        --       18,000          (61,747)        (7,747)
                                     ==========    =======   ========    ======     ========      ===========      =========
Shares issued and issuable at
 0.001 per share pursuant to an
 agreement on March 24, 2010         18,274,000     18,274    105,000       105           --               --         18,379
Stock issued for cash at 0.333
 per share on May 15, 2010                6,000          6         --        --        1,994               --          2,000
Stock issued for cash at 0.333
 per share on May 22, 2010                  400         --         --        --          132               --            132
Stock issuable for cash at 0.15
 on December 14, 2010                        --         --    470,000       470       70,030               --         70,500
Stock issued for debt at 0.25
 per share to a Related Party
 on December 30, 2010                   717,600        718         --        --      178,682               --        179,400
Net Loss for the Year ended
 December 31, 2010                           --         --         --        --           --         (358,578)      (358,578)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2010           54,998,000     54,998    575,000       575      268,838         (420,325)       (95,914)
                                     ==========    =======   ========    ======     ========      ===========      =========
Stock issued for cash at $0.001
 per share on January 13, 2011          105,000        105   (105,000)      105           --               --             --
Stock issued for cash at $0.001
 per share on January 13, 2011          470,000        470   (470,000)      470           --               --             --
To record forfeiture of stock at
 $0.001 per share                      (250,000)      (250)        --        --          250               --             --
Stock issued at $0.17 per share
 pursuant to an agreement on
 January 27, 2011                       200,000        200         --        --       33,800               --         34,000
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000         --        --      238,000               --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634         --        --       84,911               --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50         --        --        6,700               --          6,750
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --        --       49,667               --         50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --        --       48,000               --         48,750
Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --        --       96,000               --         97,500
Net Loss for the Period ending
 June 30, 2011                               --         --         --        --           --         (586,113)      (586,113)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, June 30, 2011               60,790,001    $60,790         --    $   --     $826,166      $(1,006,438)     $(119,482)
                                     ==========    =======   ========    ======     ========      ===========      =========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                            Period from
                                                                  For the               For the          September 26, 2006
                                                                Six Months            Six months         (Date of Inception)
                                                                   Ended                 Ended                  to
                                                               June 30, 2011         June 30, 2010         June 30, 2011
                                                               -------------         -------------         -------------
OPERATING ACTIVITIES:
  Net Loss                                                     $  (586,113)          $   (68,642)          $(1,006,438)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses incurred on our behalf by Related Parties             92,128                12,100               132,282
     Impairment of Long Term Assets                                     --                18,621                27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                     --                    --                76,000
     Stock issued pursuant to Agreements February 7, 2011          240,000               240,000
     Stock issued to Related Party for reimbursement of
      services to the Chairman                                      48,750                48,750
     Stock issued to Related Party for compensation to
      President and Chief Operating Officer                         97,500                    --                97,500
     Stock issued for services                                      34,000                    --                34,000
     Accounts payable and accrued liabilities                      (17,686)               32,654                39,738
                                                               -----------           -----------           -----------

Net Cash Provided from Operating Activities                        (91,421)               (5,267)             (310,789)
                                                               -----------           -----------           -----------
INVESTING ACTIVITIES:
  Mineral property option payment                                       --                    --                (9,000)
                                                               -----------           -----------           -----------
Net Cash Used in Investing Activities                                   --                    --                (9,000)
                                                               -----------           -----------           -----------
FINANCING ACTIVITIES:
  Repayment of Related Parties expenses paid
   on our behalf                                                   (83,359)                   --               (83,359)
  Non-interst bearing loan from Related Party                       20,000                    --                20,000
  Related Party Loan, converted to stock                                --                    --               103,400
  Proceeds from loan payable                                        15,000                    --                15,000
  Common stock issued for cash                                     142,295                 2,132               268,927
                                                               -----------           -----------           -----------
Net Cash Provided from Financing Activities                         93,936                 2,132               323,968
                                                               -----------           -----------           -----------

Net Increase (Decrease) in Cash                                      2,515                (3,135)                4,179
                                                               -----------           -----------           -----------

Cash, Beginning of the Period                                        1,664                 3,424                    --
                                                               -----------           -----------           -----------

Cash, End of the Period                                        $     4,179           $       289           $     4,179
                                                               ===========           ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $        --           $        --           $        --
                                                               ===========           ===========           ===========

  Cash paid for income taxes                                   $        --           $        --           $        --
                                                               ===========           ===========           ===========
  Expenses incurred on our behalf and loans
   from a Related Party exchanged for 717,600
   of Common shares on December 31, 2010                       $        --           $        --           $   179,400
                                                               ===========           ===========           ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2011


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this June 30, 2011 Form 10-Q should be read in conjunction with information included in the December 31, 2010 and 2009 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the Company.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2011


2. GOING CONCERN

The Company incurred net losses of $1,006,438 for the period from September 26, 2006 (Date of Inception) through June 30, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. For the six-month period ended June 30, 2011, the Company sold for cash 1,017,001 shares of Common stock for net proceeds of $142,295 (See Note 4 "Stockholders' Equity"). The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers and related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

As of March 31, 2010, the Company recorded an asset Contract Rights for $18,379 (see Note 4 "Stockholders' Equity"). The Product Purchase Agreement ("PPA") is between the Company and Taste of Aruba (U.S.), Inc., a related party (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions"). The PPA does not provide a performance guaranty to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guaranty damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount of $18,379 in the three months ended March 31, 2010.

4. STOCKHOLDERS' EQUITY

At June 30, 2011 and December 31, 2010, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At June 30, 2011 and December 31, 2010, the Company has 60,790,001 and 54,998,000 Common shares issued and issuable, respectively.

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

On March 24, 2010, 18,621,500 shares of the Company's Common stock were issued and issuable pursuant to a Commitment Agreement ("Agreement") dated January 12, 2010 with Taste of Aruba (U.S.), Inc. ("TOA"), a related party (See Note 5, "Related Party Transactions"), for a definitive Product Purchase Agreement ("PPA") with TOA for the Company to provide preforms for biodegradable bottles thru December 31, 2015, which did not result in proceeds

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2011


4. STOCKHOLDERS' EQUITY (continued)

to the Company (see Note 3 "Intangibles"). The Commitment Agreement provided for one share of the Company's Common shares to be issued for every two shares of TOA shares outstanding. The 18,379,000 shares issued to TOA shareholders was originally 18,621.500 shares, but two shareholders (105,000 shares) were inadvertently left off the shareholder list and three shareholders (347,500 shares) originally on the shareholder list should not have been, a net reduction of 242,500 shares. The Company valued the 18,379,000 shares at $0.001 per share because it determined the fair value of the shares was more reliably determinable than the value of the PPA, the transaction predated market activity in the Company's Common shares which began February 19, 2010, the number of shares issued pursuant to the Agreement represented 33% of the total shares outstanding after the issuance and almost four times the total 2010 traded volume of the Company's Common shares. The issuable shares were issued on January 13, 2011.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2011


4. STOCKHOLDERS' EQUITY (continued)

On February 25, 2011 the Board of Directors approved selling up to six million Common shares at $0.15 per share to raise cash equity to provide working capital and/or equipment to commence operations. On February 24, 2011, the closing price of its Common shares on the OTC.BB was $0.23 per share. The Board considered numerous factors in determining the discounted $0.15 price, including but not limited to, the average number of shares traded per day over the previous several months, the high, low and closing price range over the previous several months, the lack of liquidity for the Common shares and the lack of credit availability.

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

On April 21, 2011, the Company sold 333,334 Common shares for $50,000 cash at $0.15 per share to a non-related party.

On June 17, 2011, the Company issued 750,000 shares to its Chairman for $48,750 at $0.065 per share (the closing price of the Common shares on June 17, 2011) for reimbursement for investor relations services paid by the Chairman to non-related vendors. The $48,750 was expensed in the quarter ending June 30, 2011.

On June 17, 2011, the Company issued 1,500,000 shares to its President and Chief Executive Officer for $97,500 cash at $0.065 per share (the closing price of the Common shares on June 17, 2011) as compensation. The $97,500 was expensed in the quarter ending June 30, 2011.

5. RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, respectively, $68,923 and $40,154 are owed to Company officers and a related party for unpaid expenses, fees and loans. Terry W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see Note 3 "Intangible Assets" and Note 4 "Stockholders' Equity"). On February 7, 2011, 1,000,000 Common shares were issued to Auspice Capital LLC, a related party, in connection with a verbal agreement for investor relations, consulting services and assistance to the Company in raising cash equity.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2011


7. LETTER OF INTENT

On February 4, 2011, the Company signed a Letter of Intent with Crown Endeavors Global Limited ("CEG Fund") to form a new company Casey Container International, to establish seven (7) international preform plants and operations to exploit the Company's biodegradable preforms, bottles and containers. CEG Fund will invest up to $65 million over a period of years to be determined. This is subject to a Definitive Agreement being signed by March 31, 2011, unless mutually extended by the parties. The parties extended the date for the Definitive Agreement to September 30, 2011. Casey will be the Managing Partner and CEG Fund will be the Investing Partner. The terms and conditions, ownership and other factors will be defined in the Definitive Agreement. Further extensions may be made and there's no guarantee or assurance a Definitive Agreement will be signed and the amounts and number of plants won't be reduced (See Note 9 "Subsequent Events").

8. NON-INTEREST BEARING LOAN

On June 29, 2011, the Company borrowed $15,000 from a non-related party, evidenced by a Promissory Note. The terms of the Promissory Note are that repayment of the $15,000 is due on the date the Company receives its first receipt of funding from its investor group (See Note 9 "Subsequent Events"). In addition, a consulting fee of $5,000 is also due on the date the Company receives its first receipt of funding from its investor group (See Note 9 "Subsequent Events").

9. SUBSEQUENT EVENTS

Effective July 1, 2011, the Company and Crown Hospitality Group, LLC ("Crown"), an affiliated company of Crown Endeavors Global Limited ("CEG Fund"), signed a binding Funding Agreement to invest $4 million as equity capital in exchange for 60,790,001 restricted Common shares. The $4 million is being invested over a period of one year, with $400,000 due no later than July 31, 2011, $1,000,000 no later than September 30, 2011, $1,000,000 no later than December 31, 2011 and $1,600,000 due between March 31 and June 30, 2012. On July 31, 2011, the parties amended the Funding Agreement to combine the first two tranches ($400,000 on July 31 and $1,000,000 on September 30), a total of $1,400,000, with a due date no later than September 1, 2011. The appropriate number of restricted Common shares will be issued as each tranche is received by the Company. The Company filed Form 8-K and 8-K/A in July 2011 and Form 8-K in August 2011 with the SEC. Crown decided to invest in the Company directly to facilitate and expand the Company's business plan and growth. As a result of Crown's committed equity investment directly into the Company, the date for the Definitive Agreement (see
Note 7 "Letter Of Intent") is deferred to a future time to be determined by the parties, although the Letter of Intent is still in effect.

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

We incurred operating expenses and impairment of property of $265,115 and $20,847 for the three-month periods ended June 30, 2011 and 2010, respectively and $586,113 and $68,642 for the six-month periods ended June 30, 2011 and 2010, respectively. These expenses consisted primarily of general and administrative expenses.

At June 30, 2011 and December 31, 2010, we had cash on hand of $4,179 and $1,664 respectively. Our total assets at June 30, 2011 and June 30, 2010 are $4,179 and $1,664. Our liabilities were $123,661 and $97,578, respectively.

As of June 30, 2011, we had an accumulated deficit from inception of $1,006,438.

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

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2011.

                    Balance Sheet Data:            6/30/11
                    -------------------            -------
                    Cash                          $   4,179
                    Total assets                  $   4,179
                    Total liabilities             $ 123,661
                    Shareholders' equity          $(119,482)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $4,179 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and as of the quarter ended June 30, 2011 and 2010 have incurred a net loss of $265,115 and $20,847, respectively.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2011.

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