Form 10-Q/A
period 2011-06-30
CASEY CONTAINER CORP
filed 2011-09-06
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                            Period from
                                                                  For the               For the          September 26, 2006
                                                                Six Months            Six months         (Date of Inception)
                                                                   Ended                 Ended                  to
                                                               June 30, 2011         June 30, 2010         June 30, 2011
                                                               -------------         -------------         -------------
OPERATING ACTIVITIES:
  Net Loss                                                     $  (586,113)          $   (68,642)          $(1,006,438)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses incurred on our behalf by Related Parties             92,128                12,100               132,282
     Impairment of Long Term Assets                                     --                18,621                27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                     --                    --                76,000
     Stock issued pursuant to Agreements February 7, 2011          240,000                    --               240,000
     Stock issued to Related Party for reimbursement of
      services to the Chairman                                      48,750                    --                48,750
     Stock issued to Related Party for compensation to
      President and Chief Operating Officer                         97,500                    --                97,500
     Stock issued for services                                      34,000                    --                34,000
     Accounts payable and accrued liabilities                      (17,686)               32,654                39,738
                                                               -----------           -----------           -----------

Net Cash Provided from Operating Activities                        (91,421)               (5,267)             (310,789)
                                                               -----------           -----------           -----------
INVESTING ACTIVITIES:
  Mineral property option payment                                       --                    --                (9,000)
                                                               -----------           -----------           -----------
Net Cash Used in Investing Activities                                   --                    --                (9,000)
                                                               -----------           -----------           -----------
FINANCING ACTIVITIES:
  Repayment of Related Parties expenses paid
   on our behalf                                                   (83,359)                   --               (83,359)
  Non-interst bearing loan from Related Party                       20,000                    --                20,000
  Related Party Loan, converted to stock                                --                    --               103,400
  Proceeds from loan payable                                        15,000                    --                15,000
  Common stock issued for cash                                     142,295                 2,132               268,927
                                                               -----------           -----------           -----------
Net Cash Provided from Financing Activities                         93,936                 2,132               323,968
                                                               -----------           -----------           -----------

Net Increase (Decrease) in Cash                                      2,515                (3,135)                4,179
                                                               -----------           -----------           -----------

Cash, Beginning of the Period                                        1,664                 3,424                    --
                                                               -----------           -----------           -----------

Cash, End of the Period                                        $     4,179           $       289           $     4,179
                                                               ===========           ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $        --           $        --           $        --
                                                               ===========           ===========           ===========

  Cash paid for income taxes                                   $        --           $        --           $        --
                                                               ===========           ===========           ===========
  Expenses incurred on our behalf and loans
   from a Related Party exchanged for 717,600
   of Common shares on December 31, 2010                       $        --           $        --           $   179,400
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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 6, 2011.

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