Form 10-Q
period 2011-09-30
CASEY CONTAINER CORP
filed 2011-11-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,790,001 shares outstanding as of November 14, 2011.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)




                                                                    Unaudited as of          Audited as of
                                                                   September 30, 2011      December 31, 2010
                                                                   ------------------      -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $        115           $      1,664

      Total Current Assets                                                     115                  1,664
                                                                      ------------           ------------

      Total  Assets                                                   $        115           $      1,664
                                                                      ============           ============

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                  45,567                 57,424
  Non-interest Bearing Loan From Related Party                              20,000                     --
  Interest Bearing Loan                                                     25,051                     --
  Due to Related Parties                                                   121,435                 40,154
                                                                      ------------           ------------

      Total Current Liabilities                                            212,053                 97,578
                                                                      ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value
 $0.001, none issued and outstanding
Common Stock 250,000,000 authorized shares, par value
 $0.001 250,000,000 authorized shares, par value $0.001                     61,040                 54,998
 61,040,001 shares and 54,998,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively Common
 Stock issuable none and 575,000 shares at September 30, 2011 and
 December 31, 2010, respectively                                                --                    575
Additional Paid-in-Capital                                                 850,916                268,838
Deficit accumulated during development stage                            (1,123,894)              (420,325)
                                                                      ------------           ------------

      Total Stockholders' Equity                                          (211,938)               (95,914)
                                                                      ------------           ------------

      Total Liabilities and Stockholders' Equity                      $        115           $      1,664
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (UNAUDITED)

                                                                                                             Period From
                                                                                                          September 26, 2006
                                                                                                              (Date of
                                        For the Three    For the Three     For the Nine    For the Nine       Inception)
                                        Months Ended     Months Ended      Months Ended    Months Ended        Through
                                        September 30,    September 30,     September 30,   September 30,     September 30,
                                            2011             2010              2011            2010              2011
                                        ------------     ------------      ------------    ------------      ------------
REVENUES:
  Revenues                              $         --     $         --      $         --    $         --      $         --
                                        ------------     ------------      ------------    ------------      ------------

      Total Revenues                              --               --                --              --                --
                                        ------------     ------------      ------------    ------------      ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                          --               --                --              --            10,000
    Impairment of property                        --               --                --          18,621            27,379
    General and administrative               117,456           25,447           703,569          75,468         1,086,515
                                        ------------     ------------      ------------    ------------      ------------

      Total Expenses                         117,456           25,447           703,569          94,089         1,123,894
                                        ------------     ------------      ------------    ------------      ------------

      Net loss from Operations              (117,456)         (25,447)         (703,569)        (94,089)       (1,123,894)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                              --               --                --              --                --
                                        ------------     ------------      ------------    ------------      ------------

      Net Income (Loss) for the period  $   (117,456)    $    (25,447)     $   (703,569)   $    (94,089)     $ (1,123,894)
                                        ============     ============      ============    ============      ============
Basic and Diluted Earnings Per
 Common Share                                  (0.00)           (0.00)            (0.01)          (0.00)
                                        ------------     ------------      ------------    ------------
Weighted Average number of Common
 Shares used in per share
 calculations                             60,814,458       52,990,845        58,829,118      41,685,533
                                        ============     ============      ============    ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM SEPTEMBER 26, 2006 (INCEPTION) TO SEPTEMBER 30, 2011
                           (Expressed in U.S. Dollars)

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM SEPTEMBER 26, 2006 (INCEPTION) TO SEPTEMBER 30, 2011
                           (Expressed in U.S. Dollars)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued for cash at $0.001
 per share on January 13, 2011          105,000        105   (105,000)     (105)          --               --             --
Stock issued for cash at $0.001
 per share on January 13, 2011          470,000        470   (470,000)     (470)          --               --             --
To record forfeiture of stock at
 $0.001 per share                      (250,000)      (250)        --        --          250               --             --
Stock issued at $0.17 per share
 pursuant to an agreement on
 January 27, 2011                       200,000        200         --        --       33,800               --         34,000
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000         --        --      238,000               --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634         --        --       84,911               --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50         --        --        6,700               --          6,750
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --        --       49,667               --         50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --        --       48,000               --         48,750
Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --        --       96,000               --         97,500
Stock issued for debt at $0.10
 per share on August 29, 2011           250,000        250         --        --       24,750               --         25,000
Net Loss for the Period ending
 September 30, 2011                          --         --         --        --           --         (703,569)      (703,569)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, September 30, 2011          61,040,001    $61,040         --    $   --     $850,916      $(1,123,894)     $(211,938)
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

                                                                                                        Period From
                                                                                                     September 26, 2006
                                                                                                         (Date of
                                                            For the Nine          For the Nine           Inception)
                                                            Months Ended          Months Ended               To
                                                            September 30,         September 30,         September 30,
                                                                2011                  2010                  2011
                                                             -----------           -----------           -----------
OPERATING ACTIVITIES:
  Net Loss                                                   $  (703,569)          $   (94,089)          $(1,123,894)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses incurred on our behalf by Related Parties          183,442                56,608               223,596
     Impairment of Long Term Assets                                   --                18,621                27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                   --                    --                76,000
     Stock issued pursuant to Agreements February 7, 2011        240,000                    --               240,000
     Stock issued to Related Party for reimbursement of
      services to the Chairman                                    48,750                    --                48,750
     Stock issued to Related Party for compensation to
      President and Chief Operating Officer                       97,500                    --                97,500
     Stock issued for services                                    34,000                    --                34,000
     Stock issued for debt                                        25,000                    --                25,000
     Finance and interest charges added to loan payable           10,051                    --                10,051
     Accounts payable and accrued liabilities                    (11,857)               15,654                45,567
                                                             -----------           -----------           -----------
          Net Cash Provided from Operating Activities            (76,683)               (3,206)             (296,051)
                                                             -----------           -----------           -----------
INVESTING ACTIVITIES:
  Mineral property option payment                                     --                    --                (9,000)
                                                             -----------           -----------           -----------
          Net Cash Used in Investing Activities                       --                    --                (9,000)
                                                             -----------           -----------           -----------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf        (102,161)                   --              (102,161)
  Non-interest bearing loan from Related Party                    20,000                    --                20,000
  Related Party Loan, converted to stock                              --                    --               103,400
  Proceeds from loan payable                                      15,000                    --                15,000
  Common stock issued for cash                                   142,295                 2,132               268,927
                                                             -----------           -----------           -----------
          Net Cash Provided from Financing Activities             75,134                 2,132               305,166
                                                             -----------           -----------           -----------

Net Increase (Decrease) in Cash                                   (1,549)               (1,074)                  115
                                                             -----------           -----------           -----------

Cash, Beginning of the Period                                      1,664                 3,424                    --
                                                             -----------           -----------           -----------

Cash, End of the Period                                      $       115           $     2,350           $       115
                                                             ===========           ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                     $        --           $        --           $        --
                                                             ===========           ===========           ===========
  Cash paid for income taxes                                 $        --           $        --           $        --
                                                             ===========           ===========           ===========
Expenses incurred on our behalf and loans from a
 Related Party exchanged for 717,600 of Common
 shares on December 31, 2010                                 $        --           $        --           $   179,400
                                                             ===========           ===========           ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this September 30, 2011 Form 10-Q should be read in conjunction with information included in the December 31, 2010 and 2009 Form 10-K.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


2. GOING CONCERN

The Company incurred net losses of $1,123,894 for the period from September 26, 2006 (Date of Inception) through September 30, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. For the nine-month period ended September 30, 2011, the Company sold for cash 1,017,001 shares of Common stock for net proceeds of $142,295 (See
Note 4 "Stockholders' Equity"). The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers and related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. STOCKHOLDERS' EQUITY

At September 30, 2011 and December 31, 2010, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At September 30, 2011 and December 31, 2010, the Company has 61,040,001 and 55,573,000 Common shares issued and issuable, respectively.

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

On March 24, 2010, 18,621,500 shares of the Company's Common stock were issued and issuable pursuant to a Commitment Agreement ("Agreement") dated January 12, 2010 with Taste of Aruba (U.S.), Inc. ("TOA"), a related party (See Note 5, "Related Party Transactions"), for a definitive Product Purchase Agreement ("PPA") with TOA for the Company to provide preforms for biodegradable bottles thru December 31, 2015, which did not result in proceeds

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


4. STOCKHOLDERS' EQUITY (continued)

to the Company (see Note 3 "Intangibles"). The Commitment Agreement provided for one share of the Company's Common shares to be issued for every two shares of TOA shares outstanding. The 18,379,000 shares issued to TOA shareholders was originally 18,621,500 shares, but two shareholders (105,000 shares) were inadvertently left off the shareholder list and three shareholders (347,500 shares) originally on the shareholder list should not have been, a net reduction of 242,500 shares. The Company valued the 18,379,000 shares at $0.001 per share because it determined the fair value of the shares was more reliably determinable than the value of the PPA, the transaction predated market activity in the Company's Common shares which began February 19, 2010, the number of shares issued pursuant to the Agreement represented 33% of the total shares outstanding after the issuance and almost four times the total 2010 traded volume of the Company's Common shares. The issuable shares were issued on January 13, 2011.

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

On December 30, 2010, 717,600 shares of the Company's Common shares were issued in exchange for non-interest bearing loans made by Mr. Terry Neild, Chairman of the Board and officer to the Company, at $0.25 per share, the closing price on December 29, 2010 (See Note 5 "Related Party Transactions").

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

On February 7, 2011, the Company issued 1,000,000 Common shares to Auspice Capital LLC, a related party (See Note 5 "Related Party Transactions") for a verbal agreement for investor relations, consulting services and assistance to the Company in raising cash equity. The shares were valued at $0.12 per share, the closing price of its Common shares on the OTC.BB. The $120,000 value was expensed in the quarter ended March 31, 2011.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


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

On June 17, 2011, the Company issued 1,500,000 shares at $0.065 per share (the closing price of the Common shares on June 17, 2011) or $97,500, to its President and Chief Executive Officer for services as compensation. The $97,500 was expensed in the quarter ending June 30, 2011.

On August 29, 2011, the Company issued 250,000 restricted Common shares in exchange for a non-interest bearing cash loan of $15,000 made by a non-Related party at $0.10 per share (the closing price on August 29, 2011) and recorded a financing fee on conversion of $10,000, which was expensed in the quarter ending September 30, 2011 (See Note 8 "Non-Interest Bearing Loan").

5. RELATED PARTY TRANSACTIONS

As of September 30, 2011 and December 31, 2010, respectively, $121,435 and $40,154 are owed to Company officers and a related party for unpaid expenses, fees and loans. Terry W. Neild, Chairman of the Board of Directors and Secretary made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (See Note 3 "Intangible Assets" and Note 4 "Stockholders' Equity"). On January 28, 2011, a Related Party loaned the Company $20,000 in a non-interest bearing demand note. On February 7, 2011, 1,000,000 Common shares were issued to Auspice Capital LLC, a related party, in connection with a verbal agreement for investor relations, consulting services and assistance to the Company in raising cash equity.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


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

7. LETTER OF INTENT

On February 4, 2011, the Company signed a Letter of Intent with Crown Endeavors Global Limited ("CEG Fund") to form a new company Casey Container International, to establish seven (7) international preform plants and operations to exploit the Company's biodegradable preforms, bottles and containers. CEG Fund will invest up to $65 million over a period of years to be determined. This is subject to a Definitive Agreement being signed by March 31, 2011, unless mutually extended by the parties. The parties extended the date for the Definitive Agreement to September 30, 2011. Casey will be the Managing Partner and CEG Fund will be the Investing Partner. The terms and conditions, ownership and other factors will be defined in the Definitive Agreement. Further extensions may be made and there's no guarantee or assurance a Definitive Agreement will be signed and the amounts and number of plants won't be reduced. The signing of a Definitive Agreement has been deferred to a future time resulting from the Funding Agreement signed with an affiliated company of CEG Fund, Crown Hospitality Group, LLC (See Note 10 "Funding Agreement").

8. NON-INTEREST BEARING LOAN

On January 28, 2011, a Related Party loaned the Company $20,000 in a non-interest bearing demand note. On June 29, 2011, the Company borrowed $15,000 from a non-related party, evidenced by a Promissory Note. The terms of the Promissory Note are that repayment of the $15,000 is due on the date the Company receives its first receipt of funding from its investor group (See Note 10 "Funding Agreement"). In addition, a consulting fee of $5,000 is also due on the date the Company receives its first receipt of funding from its investor group. On August 29, 2011, the non-related party exchanged the Promissory Note for 250,000 restricted Common shares at $0.10 per share, the closing price of the Common shares and the Company recorded a financing fee of $10,000 and expensed it in the quarter ending September 30, 2011 (See Note 4 "Stockholders' Equity"). The above consulting fee of $5,000 was assumed by a Related Party on behalf of the Company and is included in the $121,435 (See Note 5 "Related Party Transactions").

9. INTEREST BEARING LOAN

On August 12 and 19, a total of $15,000 was received by the Company from a non-related party, in an interest bearing promissory note, at 8% per annum and a one-time financing fee of $9,900. The financing fee and accrued interest of $151 is recorded in expenses in the quarter ending September 30, 2011. The current $25,051 owed at September 30, 2011, plus additional interest to the date the promissory note is paid, will come from the Company's first receipt of money per its binding Funding Agreement (See Note 10 "Funding Agreement").

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


10. FUNDING AGREEMENT

Effective July 1, 2011, the Company and Crown Hospitality Group, LLC ("Crown"), an affiliated company of Crown Endeavors Global Limited ("CEG Fund"), signed a binding Funding Agreement to invest $4 million as equity capital in exchange for 60,790,001 restricted Common shares. The $4 million was to be invested over a period of one year ending June 30, 2012 and was amended on July 31, 2011 for $1,400,000 to be funded on September 1, 2011, $1,000,000 no later than December 31, 2011 and $1,600,000 between March 31 and June 30, 2012. No funding has been received as of September 30, 2011. The appropriate number of restricted Common shares will be issued as each cash tranche is received by the Company. Crown decided to invest in the Company directly to facilitate and expand the Company's business plan and growth. As a result of Crown's committed equity investment directly into the Company, the date for the Definitive Agreement (See Note 7 "Letter Of Intent") is deferred to a future time to be determined by the parties, although the Letter of Intent is still in effect. No funds have been received under the Funding Agreement.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2011 through the issuance date of these financial statements and has determined that there are no items to disclose.

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

We incurred operating expenses and impairment of property of $117,456 and $25,447 for the three-month periods ended September 30, 2011 and 2010, respectively and $703,569 and $94,089 for the nine-month periods ended September 30, 2011 and 2010, respectively. These expenses consisted primarily of general and administrative expenses.

At September 30, 2011 and December 31, 2010, we had cash on hand of $115 and $1,664 respectively. Our total assets at September 30, 2011 and December 31, 2010 are $115 and $1,664. Our liabilities were $212,053 and $97,578, respectively.

As of September 30, 2011, we had an accumulated deficit from inception of $1,123,894.

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

Effective July 1, 2011, the Company and Crown Hospitality Group entered into a Funding Agreement. As per the Funding Agreement Crown Hospitality Group has agreed to provide the Company with $4 million in equity Capital. No funds have been received since September 30, 2011 through the date of this filing.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2011.

                    Balance Sheet Data:            9/30/11
                    -------------------            -------
                    Cash                          $     115
                    Total assets                  $     115
                    Total liabilities             $ 212,053
                    Shareholders' equity          $(211,938)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $115 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and as of the quarter ended September 30, 2011 and 2010 have incurred a net loss of $117,456 and $25,447, respectively.

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

101           Interactive Data Files pursuant to Rule       To be filed by Amendment
              405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2011.

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