Form 10-Q/A
period 2011-09-30
CASEY CONTAINER CORP
filed 2011-11-17
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

                                 (800) 234-3919
                     (Telephone number, including area code)

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

  3.2         Bylaws                                        Incorporated by reference to Exhibit 3.1 to
                                                            the Company's Registration Statement on Form
                                                            SB-2 filed with the SEC on February 5, 2007.

 31.1         Certification of Chief Executive              Previously filed
              Officer pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002.

 31.2         Certification of Chief Financial              Previously filed
              Officer pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002.

 32.1         Certification of Chief Executive              Previously filed
              Officer pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002.

 32.2         Certification of Chief Financial              Previously filed
              Officer pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002

101           Interactive Data Files pursuant to Rule       Filed electronically
              405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2011.

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