Form 10-K
period 2011-12-31
CASEY CONTAINER CORP
filed 2012-03-30
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the issuer's voting and non-voting common equity stock held as of March 27, 2012 by non-affiliates of the issuer was $11,292,400 based on the closing price of the registrant's common stock on such date.

As of March 30, 2012 there were 60,790,001 shares of $.001 par value common stock issued and outstanding.

                             CASEY CONTAINER, CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------

                                      Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 2.   Properties                                                          9
Item 3.   Legal Proceedings                                                   9
Item 4.   Submission of Matters to a Vote of Securities Holders               9

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   9
Item 6.   Selected Financial Data                                             9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9
Item 8.   Financial Statements                                               12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           25
Item 9A.  Controls and Procedures                                            25
Item 9B.  Other Information                                                  26

                                    Part III

Item 10.  Directors and Executive Officers                                   26
Item 11.  Executive Compensation                                             28
Item 12.  Security Ownership of Certain Beneficial Owners and Management     29
Item 13.  Certain Relationships and Related Transactions                     29
Item 14.  Principal Accounting Fees and Services                             30

                                     Part IV

Item 15.  Exhibits                                                           30

Signatures                                                                   31

                                     PART I

ITEM 1. BUSINESS

Casey Container, Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. We are currently considered a "shell" company inasmuch for the periods ending December 31, 2011 and 2010 we did not generate revenues, did not own an operating business and had no employees and no material assets. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

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

The Company believes its products are cost effective and offer the same advantages as PET plastic packaging because it is PET. The EcoPure(R) technology the Company uses to make its plastic packaging solutions biodegradable can be used with polystyrene (PS), polypropylene (PP), polyethyeleneterapthalate (PET), polyethylene (PE), polyvinyl chloride (PVC) and most other types of polymers.

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

As stated earlier the EcoPure(R) technology is FDA compliant. Bio-Tec Environmental, the supplier of the EcoPure(R) technology and additive, is responsible for its good standing with the FDA. Casey Container will work closing with Bio-Tec Environmental in regards to maintaining its FDA compliance.

As of March 30, 2012, we had no employees other than its corporate officers. The Company uses independent contractors who provide technology services, and public relations. Casey Container has not experienced any work stoppages and it considers relations with its independent contractors to be good.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2006, up to the period ending 12/31/2011, we had no operating business. We have entered into a new business model and may seek acquisitions and/or business combination with another operating company similar to our current business model, namely environmentally responsible plastic packaging solutions. To date, our efforts have been limited to meeting our regulatory filing requirements and business development.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 250,000,000 shares of Common Stock and 10,000,000 Preferred Shares. There are currently 189,209,999 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

The Company could experience rapid growth in its operations, which could place significant demands on management, operational and financial infrastructure. If the Company does not effectively manage its growth, the quality of their products and services could suffer, which could negatively affect branding and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and reporting systems and procedures. These systems enhancements and improvements could require significant capital expenditures and management resources. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2011.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information:
Our Common Stock is traded on FINRA's Over-The-Counter Bulletin Board ("OTCBB") market under the symbol "CSEY". To date, there has not been an active trading market.

(b) Holders:
At December 31, 2011 and 2010, there were 117 and 123 certificate holding stockholders of record of our Common Stock.

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

We have not generated any income since inception, as of the years ended December 31, 2011 and 2010, have incurred a net loss of $891,389 and $358,578, respectively.

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

CASEY CONTAINER CORP. RESULTS OF OPERATIONS

Revenues:
The Company is a Development stage company and has not generated any revenues during the period from inception to December 31, 2011.

Property and equipment:
The Company currently owns no equipment.

Total Expenses:
The Company incurred operating expenses for the years ended December 31, 2011 and 2010 of $891,389 and $358,578, respectively, due to impairment of long-term assets and administrative expenses.

Net Income (Loss):
The Company incurred losses for the years ended December 31, 2011 and 2010 of $891,389 and $358,578 respectively, due to impairment of long-term assets and administrative expenses.

Liquidity and Capital Resources:
For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. As of December 31, 2011 and 2010, Casey Container had $115 and $1,664, respectively.

Off Balance Sheet Arrangements:
We do not have any off balance sheet arrangements as of December 31, 2011 and December 31, 2010.

The Company sold for cash $268,972 of equity securities from inception thru December 31, 2011. In the year ended December 31, 2011, the Company exchanged 250,000 Common shares for non-interest bearing cash loans of $15,000 from a non-related party.

The following table provides selected financial data about Casey Container, Corp. for the periods ending December 31, 2011 and 2010.

     Balance Sheet Data:                   12/31/11                12/31/10
     -------------------                  ----------               ----------
     Cash                                 $      115               $    1,664
     Total assets                         $      115               $    1,664
     Total liabilities                    $  442,373               $   97,578
     Shareholders' equity                 $ (442,258)              $  (95,914)

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Casey Container Corp. (fka Sawadee Ventures, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Casey Container Corp. (fka Sawadee Ventures, Inc.) (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and since inception on September 26, 2006 through December 31, 2011. Casey Container Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casey Container Corp. (fka Sawadee Ventures, Inc.) (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and since inception on September 26, 2006 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
---------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
March 30, 2012

                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                           December 31, 2011 and 2010
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                           Audited as of          Audited as of
                                                                         December 31, 2011      December 31, 2010
                                                                         -----------------      -----------------
                                     ASSETS

Current Assets
  Cash                                                                      $        115           $      1,664
                                                                            ------------           ------------
      Total Current Assets                                                           115                  1,664
                                                                            ------------           ------------

      Total  Assets                                                         $        115           $      1,664
                                                                            ============           ============

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                                  $     69,271           $     57,424
  Non-interest Bearing Loan From Related Party                                    20,000                     --
  Interest Bearing Loan                                                           25,347                     --
  Due to Related Parties                                                         327,755                 40,154
                                                                            ------------           ------------
      Total Current Liabilities                                                  442,373                 97,578
                                                                            ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 250,000,000 authorized shares, par value $0.001 60,790,001 shares and 54,998,000 shares issued and outstanding at December 31, 2011
 and December 31, 2010, respectively                                              60,790                 54,998
Common Stock issuable none and 575,000 shares at
 December 31, 2011 and December 31, 2010, respectively                                --                    575
Additional Paid-in-Capital                                                       808,666                268,838
Deficit accumulated during development stage                                  (1,311,714)              (420,325)
                                                                            ------------           ------------
      Total Stockholders' Equity                                                (442,258)               (95,914)
                                                                            ------------           ------------

      Total Liabilities and Stockholders' Equity                            $        115           $      1,664
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                           December 31, 2011 and 2010
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                               Period from
                                                                                            September 26, 2006
                                                 For the Year           For the Year       (Date of inception)
                                                    Ended                  Ended                 through
                                                 December 31,           December 31,           December 31,
                                                     2011                   2010                   2011
                                                 ------------           ------------           ------------
REVENUES:
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------

      Total Revenues                                       --                     --                     --
                                                 ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                                   --                     --                 10,000
    Impairment of property                                 --                 18,379                 27,379
    Interest                                              447                     --                    447
    General and administrative                        890,942                340,199              1,273,888
                                                 ------------           ------------           ------------

      Total Expenses                                  891,389                358,578              1,311,714
                                                 ------------           ------------           ------------

      Net loss from Operations                       (891,389)              (358,578)            (1,311,714)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                       --                     --                     --
                                                 ------------           ------------           ------------

      Net Income (Loss) for the period           $   (891,389)          $   (358,578)          $ (1,311,714)
                                                 ============           ============           ============

Basic and Diluted Earnings Per Common Share             (0.02)                 (0.01)
                                                 ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                    59,344,601             50,227,547
                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM SEPTEMBER 26, 2006 (INCEPTION) TO DECEMBER 31, 2011
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Balance, September 26, 2006
(Date of Inception)                          --    $    --         --    $   --     $     --      $        --      $      --
Stock Issued for cash at $0.001
 per share on December 1, 2006       18,000,000     18,000         --        --           --               --         18,000
Net Loss for the Period from
 inception on September 26, 2006
 to December 31, 2006                        --         --         --        --           --           (7,165)        (7,165)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2006           18,000,000     18,000         --        --           --           (7,165)        10,835
                                     ==========    =======   ========    ======     ========      ===========      =========
Stock Issued for cash at $0.002
 per share on April 12, 2007         18,000,000     18,000         --        --       18,000               --         36,000
Net Loss for the Year ended
 December 31, 2007                           --         --                   --           --          (27,267)       (27,267)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2007           36,000,000     36,000         --        --       18,000          (34,432)        19,568
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2008                           --         --         --        --           --          (16,304)       (16,304)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2008           36,000,000     36,000         --        --       18,000          (50,736)         3,264
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2009                           --         --         --        --           --          (11,011)       (11,011)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2009           36,000,000     36,000         --        --       18,000          (61,747)        (7,747)
                                     ==========    =======   ========    ======     ========      ===========      =========
Shares issued and issuable at
 0.001 per share pursuant to an
 agreement on March 24, 2010         18,274,000     18,274    105,000       105           --               --         18,379
Stock issued for cash at 0.333
 per share on May 15, 2010                6,000          6         --        --        1,994               --          2,000
Stock issued for cash at 0.333
 per share on May 22, 2010                  400         --         --        --          132               --            132
Stock issuable for cash at 0.15
 on December 14, 2010                        --         --    470,000       470       70,030               --         70,500
Stock issued for debt at 0.25
 per share to a Related Party
 on December 30, 2010                   717,600        718         --        --      178,682               --        179,400
Net Loss for the Year ended
 December 31, 2010                           --         --         --        --           --         (358,578)      (358,578)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2010           54,998,000    $54,998    575,000    $  575     $268,838      $  (420,325)     $ (95,914)
                                     ==========    =======   ========    ======     ========      ===========      =========

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from September 26, 2006 (inception) to December 31, 2011
                           (EXPRESSED IN U.S. DOLLARS)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued for cash at $0.001
 per share on January 13, 2011          105,000        105   (105,000)     (105)          --               --             --
Stock issued for cash at $0.001
 per share on January 13, 2011          470,000        470   (470,000)     (470)          --               --             --
To record forfeiture of stock at
 $0.001 per share                      (250,000)      (250)        --        --          250               --             --
Stock issued at $0.17 per share
 pursuant to an agreement on
 January 27, 2011                       200,000        200         --        --       33,800               --         34,000
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000         --        --      238,000               --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634         --        --       84,911               --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50         --        --        6,700               --          6,750
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --        --       49,667               --         50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --        --       48,000               --         48,750
Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --        --       96,000               --         97,500
Stock issued for debt at $0.10
 per share on August 29, 2011           250,000        250         --        --       24,750               --         25,000
Stock issued at $0.07 per share for
compensation to Vice President on
October 31, 2011                        250,000        250         --        --       17,250               --         17,500
Stock cancelled at $0.12 per share
 on October 31, 2011 from the
 original issuance on
 February 7, 2011                      (500,000)      (500)         --        --     (59,500)              --        (60,000)
Net Loss for the Year ended
December 31, 2011                            --         --          --        --          --         (891,389)      (891,389)
                                     ----------    -------    --------    ------    --------       ----------      ---------
Balance, December 31, 2011           60,790,001    $60,790          --    $   --     $808,666      $(1,311,714)    $(442,258)
                                     ==========    =======    ========    ======     ========      ===========     =========

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                           December 31, 2011 and 2010
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                       Period from
                                                                                                    September 26, 2006
                                                         For the Year           For the Year       (Date of inception)
                                                            Ended                  Ended                 through
                                                         December 31,           December 31,           December 31,
                                                             2011                   2010                   2011
                                                         ------------           ------------           ------------
Operating Activities:
  Net Loss                                               $   (891,389)          $   (358,578)          $ (1,311,714)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses incurred on our behalf by Related
      Parties                                                 389,762                 40,154                429,916
     Impairment of Long Term Assets                                --                 18,379                 27,379
     Stock issued to Related Party for Expenses
      incurred on our behalf                                       --                 76,000                 76,000
     Stock issued to Related Party for
      reimbursement of services to the Chairman                48,750                     --                 48,750
     Stock issued for compensation to President
      and Vice President                                      235,000                     --                235,000
     Stock issued for services to Related Party                60,000                     --                 60,000
     Stock issued for services to Non-Related
      Party                                                    34,000                     --                 34,000
     Stock issued for interest bearing loan
      payable                                                  25,000                     --                 25,000
     Finance and interest charges added to loan
      payable                                                  10,347                     --                 10,347
     Accounts payable and accrued liabilities                  11,847                 46,253                 69,271
                                                         ------------           ------------           ------------
Net Cash Provided from Operating Activities                   (76,683)              (177,792)              (296,051)
                                                         ------------           ------------           ------------
Investing Activities:
  Mineral property option payment                                  --                     --                 (9,000)
                                                         ------------           ------------           ------------
Net Cash Used in Investing Activities                              --                     --                 (9,000)
                                                         ------------           ------------           ------------
Financing Activities:
  Repayment of Related party expenses paid on
   our behalf                                                (102,161)                    --               (102,161)
  Non-interest bearing loan from Related Party                 20,000                     --                 20,000
  Related Party Loan, converted to stock                           --                103,400                103,400
  Proceeds from loan payable                                   15,000                     --                 15,000
  Common stock issued and issuable for cash                   142,295                 72,632                268,927
                                                         ------------           ------------           ------------
Net Cash Provided from Financing Activities                    75,134                176,032                305,166
                                                         ------------           ------------           ------------
Net Increase (Decrease) in Cash                                (1,549)                (1,760)                   115
                                                         ------------           ------------           ------------
Cash, Beginning of the Period                                   1,664                  3,424                     --
                                                         ------------           ------------           ------------
Cash, End of the Period                                  $        115           $      1,664           $        115
                                                         ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                 $         --           $         --           $         --
                                                         ============           ============           ============
  Cash paid for income taxes                             $         --           $         --           $         --
                                                         ============           ============           ============
Expenses incurred on our behalf and loans from
 a Related Party exchanged for 717,600 of
 Common shares on December 31, 2010                      $         --           $    179,400           $    179,400
                                                         ============           ============           ============

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 and 2010

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

Effective January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. Effective January 12, 2010, James Casey, Terry Neild and Robert Seaman were appointed as Directors of the Company. Mr. Casey was elected President, Mr. Terry Neild was elected Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman was elected Vice President-Operations. Effective February 7, 2011, Martin R. Nason was elected President, Chief Executive Officer and Chief Financial Officer. Mr. Neild remains Chairman of the Board of Directors and Secretary, Mr. Casey as Vice President of Technical Services and Sales and Mr. Seaman as Vice President Manufacturing.

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results and outcomes may differ from managements' estimates and assumptions.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 and 2010

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has net operating loss carryovers of $1,311,714 and $420,325 for the years ended December 31, 2011 and 2010 respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

INCOME TAXES (continued)
                                              December 31,         December 31,
                                                 2011                 2010
                                              ----------           ----------

Net operating loss carryovers                 $1,311,714           $  420,325
                                              ==========           ==========

Effective tax deferred asset (30% tax rate)   $  393,514           $  126,098
Impairment of tax deferred asset              $ (393,514)          $ (126,098)
                                              ----------           ----------
Net tax deferred asset                        $        0           $        0
                                              ==========           ==========

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2011, the Company had no potentially dilutive securities. The basic and diluted net loss per share was $ (0.02) and $ (0.01) for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010 the Net Loss was $ (891,389) and $ (358,578), respectively. For the years ended December 31, 2011 and 2010, the Weighted Average Number of Common shares used in per share calculations was 59,344,601 and 50,227,547 respectively.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan. In the years ended December 31, 2011 and 2010, the Company issued 2,750,000 and 0 Common shares with a value of $235,000, which represented the closing price of the Company's Common shares on the date of each issuance.

REVENUE RECOGNITION - The Company recognizes revenue when the following four revenue recognition criteria are met (1) persuasive evidence of an arrangement that exists; (2) delivery has occurred or services have been provided; (3) the selling price is fixed or determinable and (4) collectability is reasonably assured.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 and 2010

2. GOING CONCERN

The Company incurred net losses of $1,311,714 for the period from September 26, 2006 (Date of Inception) through December 31, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. At December 31, 2011, the Company plans to raise equity capital for cash, but there can be no assurance the Company will be successful in raising the equity capital for cash. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

As of December 31, 2011 and 2010, respectively, the Company does not own any property and/or equipment.

4.  INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

The Company recorded an asset Contract Rights for $18,379 as disclosed in Note 5 Stockholders' Equity at December 31, 2010. The Product Purchase Agreement ("PPA") is between the Company and Taste of Aruba (U.S.), Inc., a related party (see Note 5 "Stockholders' Equity" and Note 6 "Related Party Transactions"). The PPA does not provide a performance guaranty to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guaranty damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount of $18,379 in 2010.

5. STOCKHOLDERS' EQUITY

At December 31, 2011 and 2010, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At December 31, 2011 and 2010, the Company had 60,790,001 and 55,573,000 Common shares issued and issuable, respectively.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 and 2010

5. STOCKHOLDERS' EQUITY (continued)

outstanding. The 18,379,000 shares issued to TOA shareholders was originally 18,621.500 shares, but two shareholders (105,000 shares) were inadvertently left off the shareholder list and three shareholders (347,500 shares) originally on the shareholder list should not have been, a net reduction of 242,500 shares. The Company valued the 18,379,000 shares at $0.001 per share because it determined the fair value of the shares was more reliably determinable than the value of the PPA, the transaction predated market activity in the Company's Common shares which began February 19, 2010, the number of shares issued pursuant to the Agreement represented 33% of the total shares outstanding after the issuance and almost four times the total 2010 traded volume of the Company's Common shares. The issuable shares were issued on January 13, 2011.

On May 15, 2010, 6,000 shares of the Company's Common shares were issued at $0.333 per share for $2,000 to a non-related party, at a discount to the closing price on May 14, 2010.

On May 22, 2010, 400 shares of the Company's Common shares were issued at $0.333 per share for $132 to a non-related party, at a discount to the closing price on May 19, 2010.

On December 14, 2010, 470,000 shares of the Company's Common shares are issuable at $0.15 per share for $70,500 to a non-related party, at a discount to the closing price on December 13, 2010. The Common shares were issued on January 13, 2011.

On December 30, 2010, 717,600 shares of the Company's Common shares were issued in exchange for non-interest bearing loans made by Mr. Terry Neild, Chairman of the Board and officer to the Company, at $0.25 per share, the closing price on December 29, 2010.

On January 13, 2011, 250,000 of the Company's Common shares previously issued to a consultant to provide investor relations services were forfeited and cancelled for nonperformance.

On January 27, 2011, the Company issued 200,000 Common shares in connection with a consulting agreement for investor relations services with Falcon Financial Partners LLC. The shares were valued at $0.17 per share, the closing price of its Common shares on the OTC.BB. The Company expensed $34,000 in the quarter ended March 31, 2011.

On February 7, 2011, the Company issued 1,000,000 Common shares to its new President, Chief Executive Officer and Chief Financial Officer, as part of an employment contract. The shares were valued at $0.12 per share, the closing price of its Common shares on the OTC.BB. The Company expensed $120,000 in the quarter ended March 31, 2011.

On February 7, 2011, the Company issued 1,000,000 Common shares to Auspice Capital LLC, a related party (See Note 6, "Related Party Transactions") in a verbal agreement to provide investor relations, consulting and capital raising services. The shares were valued at $0.12 per share, the closing price of its Common shares on the OTC.BB. The Company expensed $120,000 in the quarter ended March 31, 2011 (See October 31, 2011 below and Note 6 "Related Party Transactions").

On February 25, 2011, the Board of Directors approved selling up to six million Common shares at $0.15 per share to raise cash equity to provide working and/or equipment capital to commence operations. On February 24, 2011, the closing price the Company's Common shares on the OTC.BB were $0.23 per share. The Board of Directors considered numerous factors in determining the discounted $0.15

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 and 2010

5. STOCKHOLDERS' EQUITY (continued)

price, including, but not limited to, the average number of shares traded per day over the previous several months, the high, low and closing price range, the lack of liquidity of its Common shares and lack of capital and credit availability.

On March 4, 2011, the Company sold for cash 633,667 Common shares for $95,050 at $0.15 per share to four (4) nonrelated parties. A ten percent (10%) finder's fee of $9,505 was paid and charged to Additional Paid-In Capital.

On March 31, 2011, the Company sold for cash 50,000 Common shares for $7,500 at $0.15 per share to a nonrelated party. A ten percent (10%) finder's fee of $750 was paid and charged to Additional Paid-In Capital.

On April 21, 2011, the Company sold for cash 333,334 Common shares for $50,000 at $0.15 per share to a nonrelated party.

On June 17, 2011, the Company issued 750,000 shares to its Chairman for $48,750 at $0.065 per share, the closing price of the Company's Common shares on the OTC.BB, for investor relations services paid by the Chairman to nonrelated parties on behalf of the Company. The $48,750 was expensed in the quarter ended June 30, 2011.

On June 17, 2011, the Company issued as compensation 1,500,000 shares to its President, Chief Executive and Chief Financial Officer for $97,500, at $0.065 per share, the closing price of the Company's Common shares on the OTC.BB. The $97,500 was expensed in the quarter ended June 30, 2011.

On August 29, 2011, the Company issued 250,000 restricted Common shares in exchange for a non-interest bearing cash loan of $15,000 made by a non-Related party at $0.10 per share (the closing price on August 29, 2011) and recorded a financing fee on conversion of $10,000, which was expensed in the quarter ended September 30, 2011 (See Note 11 "Non-Interest Bearing Loan").

On October 31, 2011, the Company cancelled 500,000 shares issued on February 7, 2011 to Auspice Capital LLC, a related party, regarding performance under its verbal agreement. The Company reduced expenses by $60,000, at $0.12 per share, the price at which the original 1,000,000 shares were issued on February 7, 2011.

On October 31, 2011, the Company issued as compensation 250,000 shares to its Vice President of Technical Services and Sales for $17,500, at $0.07 per share, the closing price of the Company's Common shares on the OTC.BB.

6. RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010, respectively, $327,755 and $40,154 and is due to Company officers for unpaid expenses and fees. Terry W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see
Note 4 "Intangible Assets" and Note 5 "Stockholders' Equity"). On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing note (See "Note 12 "Non-Interest Bearing Loan"). On February 7, 2011, 1,000,000

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 and 2010

6. RELATED PARTY TRANSACTIONS (continued)

shares were issued to a related party in connection with a verbal agreement for investor relations, consulting and capital raising services and on October 31, 2011, the Company cancelled 500,000 of the original shares issued regarding performance under the verbal agreement. (See Note 5 "Stockholders' Equity").

7. STOCK OPTIONS

At December 31, 2011 and 2010, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

8. ADVERTISING

The Company expenses its advertising as incurred. The Company has not incurred any advertising expense as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, the Company incurred $211,491 and $205,000 in investor relations expenses, which the Company considers as General and Administrative expenses rather than advertising.

9. MEMORANDUM OF UNDERSTANDING

On March 3, 2010, the Company signed a non-binding Memorandum of Understanding ("MOU") to acquire the assets and business of a privately-owned manufacturer and marketer of premium, natural, healthy and sustainably packaged detergent and household cleaning products for an undeterminable number of the Company's Common shares, subject to assumption of certain liabilities. The companies terminated the MOU on December 8, 2010. The Company expensed $46,284 in the period ending December 31, 2010, relating to legal and due diligence costs.

10. LETTER OF INTENT

On February 4, 2011, the Company signed a Letter of Intent with Crown Endeavors Global Limited ("CEG Fund") to form a new company to finance seven (7) international biodegradable plastics preform and bottling/container plants and operations. The CEG Fund agreed to invest up to $65 million over a period of years. This was subject to a Definitive Agreement being signed by March 31, 2011, unless mutually extended by the parties. The parties subsequently extended the date to September 30, 2011 and then deferred the signing to a future time due to its Funding Agreement being signed by an affiliated company of the CEG Fund, Crown Hospitality Group LLC (See Note 11 "Funding Agreement"). The terms and conditions, ownership percentages and other factors are to be defined in the Definitive Agreement. The Company will be the Managing Partner and the CEG Fund will be the Investing Partner. There's no guarantee or assurance a Definitive Agreement will be signed, nor that the amounts and number of plants and won't be changed.

11. FUNDING AGREEMENT

On July 1, 2011, the Company and Crown Hospitality Group, LLC ("Crown"), an affiliated company of the CEG Fund (See Note 10 "Letter Of Intent"), entered into a binding Funding Agreement for Crown to invest $4 million in equity capital in exchange for 60,790,001 Common shares. Initially, the funds were to be invested over a period of time and in varying amounts from July 31, 2011 thru June 30, 2012. The Company has not received any funding as of December 31, 2011 (See Note 14 "Subsequent Events").

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 and 2010

12. NON-INTEREST BEARING LOANS

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan. On June 29, 2011, the Company borrowed $15,000 from a nonrelated party, evidenced by a Promissory Note. The terms of the Note provides for repayment on the date the Company receives its first receipt of funds from Crown (See Note 11 "Funding Agreement"). In addition, a financing fee of $5,000 was also due on the date of repayment from the first funds to be received from the Funding Agreement. On August 29, 2011, the nonrelated party exchanged the Promissory Note for 250,000 Common shares at $0.06 per share, a $0.04 discount from the closing price of $0.10 per share of the Company's Common stock on the OTC.BB. The Company expensed the $0.04 discount per share for a value of $10,000 in the period ending September 30, 2011.

13. INTEREST BEARING LOAN

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000, in an interest bearing Promissory Note at 8% per annum and a one-time financing fee of $9,900. The financing fee was expensed in the period ending September 30, 2011. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of the first monies from the Funding Agreement (See Note 11 "Funding Agreement").

14. SUBSEQUENT EVENTS

On January 31, 2012, the Company and Crown amended the Funding Agreement (See
Note 11 "Funding Agreement") and provided for the full $4 million to be paid by February 29, 2012 and the payment to a related party entity of Crown of a finders' fee. On February 29, 2012, the Company did not receive the $4 million in equity capital or any part thereof from Crown under the Funding Agreement and amended the Funding Agreement on March 5, 2012, extending the date for the funding to be on or before March 21, 2012. The Company did not receive any funding under the Funding Agreement on March 21, 2012 and did not further extended the date or terms thereof. As of March 30, 2012, the date of filing of this Form 10-K, no funds have been received, but the Company remains in communication with the principals of Crown.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Casey Container Corp., whose one year term will expire 01/12/13 or at such a time as their successor(s) shall be elected and qualified are as follows:

Name              Age   Position             Date First Elected     Term Expires
----              ---   --------             ------------------     ------------

Terry W Neild     71    Chairmen,            1/12/10 (Appointed)       01/12/13
                        CEO, CFO,&
                        Secretary

Martin Nason      67    President            1/12/10 (Appointed)       01/12/13
                        CEO & CFO

James Casey       66    VP of Technical      1/12/10 (Appointed)       01/12/13
                        Services and Sales
                        & Director

Robert Seaman     65    Director             1/12/10 (Appointed)       01/12/13
                        & VP of Operations

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

RESUMES

EXECUTIVE OFFICERS AND DIRECTORS

Mr. James Casey, Mr. Terry Neild and Mr. Robert Seaman were appointed as Directors of the Company in 2010. Mr. Casey filled the position of President, Mr. Terry Neild, Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman is the Vice- President-Operations. Subsequent to December 31, 2010 both Mr. Neild and Mr. Casey resigned from their positions and Martin R Nason was appointed Chief Executive Officer, Chief Financial Officer, and President. Mr. Neild remains Chairman of the Board and Mr. Casey was appointed Executive Vice-President and remains a director.

Mr. Martin Nason, age 67, has over 35 years experience as a Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer with financial, operating, strategic, planning, manufacturing, marketing, and distribution experience, mostly with high growth domestic and international private and publically-owned companies. Mr. Nason was founder an fomer Director of a Califonia Regional Bank and was Senior Executive Vice-President and Chief Operating Officer of Vidal Sassoon, Inc., a $165 million international hair care and cosmetics company sold in 1983 to Richardson-Vicks, Inc., now a division of Proctor and Gamble. He was Chief Financial Officer of WCT Communications, a switch-based long distance company which grew to $150 million in sales and was sold to Frontier Corp. (formerly Rochester Telephone) in 1995. Mr. Nason has taken several companies public and consulted for a variety of consumer products companies.

Mr. James Casey, age 66, has more then 30 years experience in sales, marketing and distribution. Previously he served in a senior management position with the US Industrial Chemical Co where he gained extensive experience in plastic extrusion methods, blow molding of plastic containers. At Merck Darmstadt in West Germany, Mr. Casey was responsible, for the company's leading edge generic engineering products that were marketed to medical schools, pharmaceutical companies, various research organizations and the US Food and Drug Administration. Mr. Casey is an alumnus of Loyola College in Baltimore where he received his B.S. in Chemistry and Biochemistry. He served as a Naval Aviator from 1968 to 1971.

Mr. Terry Neild, age 71, was previously President and CEO of Clearly Canadian Beverage Corporation and Jolt Beverages Corporation, both successful retail specialty beverage and bottled water companies. Throughout his 35-year career as a business leader and innovator, Mr. Neild has built a depth of proven entrepreneurial skills in a variety of industries. He has guided the development of several start-up companies; bringing them to a substantial success. Mr. Neild, who is a Certified Management Accountant, has held senior financial positions in Fortune 500 companies.

Mr. Robert ("Bob") Seaman, age 65, has a wealth of bottling and manufacturing industry experience. He has held numerous leadership positions in his 37 years of work in manufacturing, mechanical engineering, and machine installation and repairs. He has installed, tested, repaired and run bottling equipment in many foreign countries and most US states, producing a vast array of product containers. In the water sector alone, Seaman has set up bottling plants for Fiji Water, Ozarka Water, Penta Water and many others. He holds a Bachelor's Degree in Industrial Engineering from Purdue University and held the rank of Sgt. E-7 in the United States Army

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Terry Neild     2011     0         0           0            0          0            0             0         0

Martin Nason    2011     0         0           0            0          0            0             0         0

James Casey     2011     0         0           0            0          0            0             0         0

Robert Seaman   2011     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                           Stock Awards
          ---------------------------------------------------------------   ----------------------------------------------
                                                                                                                  Equity
                                                                                                                 Incentive
                                                                                                     Equity        Plan
                                                                                                    Incentive     Awards:
                                                                                                      Plan       Market or
                                                                                                     Awards:      Payout
                                          Equity                                                    Number of    Value of
                                         Incentive                          Number                  Unearned     Unearned
                                        Plan Awards;                          of         Market      Shares,      Shares,
           Number of      Number of      Number of                          Shares      Value of    Units or     Units or
          Securities     Securities     Securities                         or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                         of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised  Option      Option      That      Stock That     That         That
          Options (#)    Options (#)     Unearned    Exercise  Expiration  Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)   Price       Date     Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------   -----       ----     ---------     ------      ------       ------
Terry Neild    0              0              0          0           0          0            0           0            0

Martin Nason   0              0              0          0           0          0            0           0            0

James Casey    0              0              0          0           0          0            0           0            0

Robert Seaman  0              0              0          0           0          0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Terry Neild         0         0           0            0                0               0            0

Martin Nason        0         0           0            0                0               0            0

James Casey         0         0           0            0                0               0            0

Robert Seaman       0         0           0            0                0               0            0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Casey Containers' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

   Name and Address                       No. of               Percentage
 of Beneficial Owner (1)                  Shares              of Ownership:
 -----------------------                  ------              -------------

Terry W Neild - Director                10,780,000                17.7%
7255 East San Alfredo Drive,
Scottsdale, AZ 85258

Martin R Nason - Officer                 7,000,000                11.5%
7825 N Calle Caballeros
Paradise Valley, AZ 85253

Edward C Heisler - Shareholder           3,158,488                 5.2%
24352 N 74th PL
Scottsdale, AZ 85255

Robert V Seaman - Officer                2,050,000                 3.4%
9208 49th Terrance N
St. Petersburg, FL 33708

James T Casey - Officer                  2,400,000                 3.9%
1120 Old Country Rd
Severa Park, MD 21146

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

  Name and Address
of Beneficial Owner (1)
of more that 5% of our                      No. of             Percentage
    Common Stock                            Shares            of Ownership:
    ------------                            ------            -------------

Terry W Neild                             10,780,000              17.7%
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $4,000 for audit-related services $1,400 tax services, and other services were $Nil during the year ending December 31, 2011.

The total fees charged to the company for audit services were $4,750 for audit-related services $350, tax services and other services were $Nil during the year ended December 31, 2011.

                                     PART IV

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

 101         Interactive Data Files pursuant to Rule            To be filed by Amendment
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on March 30, 2012.

Casey Container, Corp.


/s/ Martin R Nason
-----------------------------------------
Martin R Nason,
Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer