Form 10-K/A
period 2011-12-31
CASEY CONTAINER CORP
filed 2012-04-09
CIK 1387998

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

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

 101         Interactive Data Files pursuant to Rule            Filed herewith
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on April 9, 2012.

Casey Container, Corp.


/s/ Martin R Nason
-----------------------------------------
Martin R Nason,
Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer