Form 10-Q
period 2012-03-31
CASEY CONTAINER CORP
filed 2012-05-15
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

                        COMMISSION FILE NUMBER 333-140445


                              CASEY CONTAINER CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                                     NEVADA
         ?(State or other jurisdiction of incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,040,001 shares outstanding as of May 15, 2012.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                                 March 31, 2012
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                     Unaudited as of
                                                                        March 31,            December 31,
                                                                          2012                   2011
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $         26           $        115
  Prepaid expenses                                                           9,900
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                   9,926                    115
                                                                      ------------           ------------

      TOTAL  ASSETS                                                   $      9,926           $        115
                                                                      ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                            $    101,624           $     69,271
  Non-interest Bearing Loan From Related Party                              28,100                 20,000
  Interest Bearing Loan                                                     25,645                 25,347
  Due to Related Parties                                                   539,475                327,755
                                                                      ------------           -----------
      TOTAL CURRENT LIABILITIES                                            694,844                442,373
                                                                      ------------           ------------

STOCKHOLDERS' EQUITY
  Preferred Stock 10,000,000 authorized, par value $0.001,
   none issued and outstanding
  Common Stock 250,000,000 authorized shares, par value $0.001
   250,000,000 authorized shares, par value $0.001
   60,790,001 shares issued and outstanding                                 60,790                 60,790
  Additional Paid-in-Capital                                               808,666                808,666
  Deficit accumulated during development stage                          (1,554,374)            (1,311,714)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                          (684,918)              (442,258)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      9,926           $        115
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                            Period from
                                                       For the             For the       September 26, 2006
                                                     Three Months        Three Months   (Date of inception)
                                                        Ended               Ended             through
                                                       March 31,           March 31,          March 31,
                                                         2012                2011               2012
                                                     ------------        ------------       ------------
REVENUES:
  Revenues                                           $         --        $         --       $         --
                                                     ------------        ------------       ------------
TOTAL REVENUES                                                 --                  --                 --
                                                     ------------        ------------       ------------
EXPENSES:
  Operating Expenses
  Exploration expenses                                         --                  --             10,000
  Impairment of property                                       --                  --             27,379
  Interest                                                    298                  --                745
  General and administrative                              242,362             320,998          1,516,250
                                                     ------------        ------------       ------------
TOTAL EXPENSES                                            242,660             320,998          1,554,374
                                                     ------------        ------------       ------------
Net loss from Operations                                 (242,660)           (320,998)        (1,554,374)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                  --                 --
                                                     ------------        ------------       ------------

NET INCOME (LOSS) FOR THE PERIOD                     $   (242,660)       $   (320,998)      $ (1,554,374)
                                                     ============        ============       ============

Basic and Diluted Earnings Per Common Share                 (0.00)              (0.01)
                                                     ------------        ------------
Weighted Average number of Common Shares
 used in per share calculations                        60,790,001          56,844,767
                                                     ============        ============


              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2012
                           (Expressed in U.S. Dollars)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Balance, September 26, 2006
(Date of Inception)                          --    $    --         --    $   --     $     --      $        --      $      --
Stock Issued for cash at $0.001
 per share on December 1, 2006       18,000,000     18,000         --        --           --               --         18,000
Net Loss for the Period from
 inception on September 26, 2006
 to December 31, 2006                        --         --         --        --           --           (7,165)        (7,165)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2006           18,000,000     18,000         --        --           --           (7,165)        10,835
                                     ==========    =======   ========    ======     ========      ===========      =========
Stock Issued for cash at $0.002
 per share on April 12, 2007         18,000,000     18,000         --        --       18,000               --         36,000
Net Loss for the Year ended
 December 31, 2007                           --         --                   --           --          (27,267)       (27,267)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2007           36,000,000     36,000         --        --       18,000          (34,432)        19,568
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2008                           --         --         --        --           --          (16,304)       (16,304)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2008           36,000,000     36,000         --        --       18,000          (50,736)         3,264
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2009                           --         --         --        --           --          (11,011)       (11,011)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2009           36,000,000     36,000         --        --       18,000          (61,747)        (7,747)
                                     ==========    =======   ========    ======     ========      ===========      =========
Shares issued and issuable at
 0.001 per share pursuant to an
 agreement on March 24, 2010         18,274,000     18,274    105,000       105           --               --         18,379
Stock issued for cash at 0.333
 per share on May 15, 2010                6,000          6         --        --        1,994               --          2,000
Stock issued for cash at 0.333
 per share on May 22, 2010                  400         --         --        --          132               --            132
Stock issuable for cash at 0.15
 on December 14, 2010                        --         --    470,000       470       70,030               --         70,500
Stock issued for debt at 0.25
 per share to a Related Party
 on December 30, 2010                   717,600        718         --        --      178,682               --        179,400
Net Loss for the Year ended
 December 31, 2010                           --         --         --        --           --         (358,578)      (358,578)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2010           54,998,000    $54,998    575,000    $  575     $268,838      $  (420,325)     $ (95,914)
                                     ----------    -------   --------    ------     --------      -----------      ---------


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2012
                           (Expressed in U.S. Dollars)
                                   (continued)


                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued for cash at $0.001
 per share on January 13, 2011          105,000        105   (105,000)     (105)          --               --             --
Stock issued for cash at $0.001
 per share on January 13, 2011          470,000        470   (470,000)     (470)          --               --             --
To record forfeiture of stock at
 $0.001 per share                      (250,000)      (250)        --        --          250               --             --
Stock issued at $0.17 per share
 pursuant to an agreement on
 January 27, 2011                       200,000        200         --        --       33,800               --         34,000
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000         --        --      238,000               --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634         --        --       84,911               --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50         --        --        6,700               --          6,750
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --        --       49,667               --         50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --        --       48,000               --         48,750
Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --        --       96,000               --         97,500
Stock issued for debt at $0.10
 per share on August 29, 2011           250,000        250         --        --       24,750               --         25,000
Stock issued at $0.07 per share for
compensation to Vice President on
October 31, 2011                        250,000        250         --        --       17,250               --         17,500
Stock cancelled at $0.12 per share
 on October 31, 2011 from the
 original issuance on
 February 7, 2011                      (500,000)      (500)         --        --     (59,500)              --        (60,000)
Net Loss for the Year ended
December 31, 2011                            --         --          --        --          --         (891,389)      (891,389)
                                     ----------    -------    --------    ------    --------       ----------      ---------
Balance, December 31, 2011           60,790,001     60,790          --        --     808,666       (1,311,714)      (442,258)
Net Loss for the period ended
 March 31, 2012                                                                                      (242,660)      (242,660)
                                     ----------    -------    --------    ------    --------       ----------      ---------

Balance, March 31, 2012              60,790,001    $60,790          --    $   --     $808,666      $(1,554,374)    $(684,918)
                                     ==========    =======    ========    ======     ========      ===========     =========


              The accompanying notes are an integral part of these
                          interim financial statement.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                             Period from
                                                                   For the               For the          September 26, 2006
                                                                 Three Months          Three Months            (Date of
                                                                    Ended                 Ended              inception) to
                                                                   March 31,             March 31,             March 31,
                                                                     2012                  2011                  2012
                                                                  -----------           -----------           -----------
OPERATING ACTIVITIES:
  Net Loss                                                        $  (242,660)          $  (320,998)          $(1,554,374)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Expenses incurred on our behalf by Related Parties               216,720                54,895               646,636
     Impairment of Long Term Assets                                        --                    --                27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                        --                    --                76,000
     Stock issued to Related Party for reimbursement of
      services to the Chairman                                             --                    --                48,750
     Stock issued for compensation to President and Vice
      President                                                            --                    --               235,000
     Stock issued for services to Related Party                            --               240,000                60,000
     Stock issued for services to Non-Related Party                        --                34,000                34,000
     Stock issued for interest bearing loan payable                        --                    --                25,000
     Deferred stock compensation expense                                   --               (40,000)
     Finance and interest charges added to loan payable                   298                    --                10,645
     Prepaid expenses                                                  (9,900)                   --                (9,900)
     Accounts payable and accrued liabilities                          32,353               (21,276)              101,624
                                                                  -----------           -----------           -----------
           NET CASH PROVIDED FROM OPERATING ACTIVITIES                 (3,189)              (53,379)             (299,240)
                                                                  -----------           -----------           -----------
INVESTING ACTIVITIES:
  Mineral property option payment                                          --                    --                (9,000)
                                                                  -----------           -----------           -----------
           NET CASH USED IN INVESTING ACTIVITIES                           --                    --                (9,000)
                                                                  -----------           -----------           -----------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf               (5,000)              (50,901)             (107,161)
  Non-interest bearing loan from Related Party                         15,100                20,000                35,100
  Repayment of Related party loan                                      (7,000)                   --                (7,000)
  Related Party Loan, converted to stock                                   --                    --               103,400
  Proceeds from loan payable                                               --                    --                15,000
  Common stock issued and issuable for cash                                --                92,295               268,927
                                                                  -----------           -----------           -----------
           NET CASH PROVIDED FROM FINANCING ACTIVITIES                  3,100                61,394               308,266
                                                                  -----------           -----------           -----------
Net Increase (Decrease) in Cash                                           (89)                8,015                    26
                                                                  -----------           -----------           -----------
Cash, Beginning of the Period                                             115                 1,664                    --
                                                                  -----------           -----------           -----------

Cash, End of the Period                                           $        26           $     9,679           $        26
                                                                  ===========           ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                          $        --           $        --           $        --
                                                                  ===========           ===========           ===========
  Cash paid for income taxes                                      $        --           $        --           $        --
                                                                  ===========           ===========           ===========
Expenses incurred on our behalf and loans from a
 Related Party exchanged for 717,600 of Common shares
 on December 31, 2010                                             $        --           $        --           $   179,400
                                                                  ===========           ===========           ===========

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2012


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this March 31, 2012 Form 10-Q should be read in conjunction with information included in the December 31, 2011 and 2010 Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

THE COMPANY TODAY - The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2012


2. GOING CONCERN

The Company incurred net losses of $1,554,374 for the period from September 26, 2006 (Date of Inception) through March 31, 2012 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers and related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital and loans and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. STOCKHOLDERS' EQUITY

At March 31, 2012 and December 31, 2011, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At March 31, 2012 and December 31, 2011, the Company had 60,790,001 and 60,790,001 Common shares issue respectively.

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

On March 24, 2010, 18,379,000 shares of the Company's Common stock were issued and issuable pursuant to a Commitment Agreement ("Agreement") dated January 12, 2010 with Taste of Aruba (U.S.), Inc. ("TOA"), a related party (See Note 4, "Related Party Transactions"), for a definitive Product Purchase Agreement ("PPA") with TOA for the Company to provide preforms for biodegradable bottles thru December 31, 2015, which did not result in proceeds to the Company. The Commitment Agreement provided for one share of the Company's Common shares to be issued for every two shares of TOA shares outstanding. The 18,379,000 shares issued to TOA shareholders was originally 18,621,500 shares, but two shareholders (105,000 shares) were inadvertently left off the shareholder list and three shareholders (347,500 shares) originally on the shareholder list should not have been, a net reduction of 242,500 shares. The Company valued the 18,379,000 shares at $0.001 per share because it determined the fair value of the shares was more reliably determinable than the value of the PPA, the transaction predated market activity in the Company's Common shares which began February 19, 2010, the number of shares issued pursuant to the Agreement represented 33% of the total shares outstanding after the issuance and almost four times the total 2010 traded volume of the Company's Common shares. The issuable shares were issued on January 13, 2011.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2012


3. STOCKHOLDERS' EQUITY (continued)

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

On February 7, 2011, the Company issued 1,000,000 Common shares to Auspice Capital LLC, a related party (See Note 4, "Related Party Transactions") in a verbal agreement to provide investor relations, consulting and capital raising services. The shares were valued at $0.12 per share, the closing price of its Common shares on the OTC.BB. The Company expensed $120,000 in the quarter ended March 31, 2011 (See October 31, 2011 below and Note 4 "Related Party Transactions").

On February 25, 2011, the Board of Directors approved selling up to six million Common shares at $0.15 per share to raise cash equity to provide working and/or equipment capital to commence operations. On February 24, 2011, the closing price the Company's Common shares on the OTC.BB were $0.23 per share. The Board of Directors considered numerous factors in determining the discounted $0.15 price, including, but not limited to, the average number of shares traded per day over the previous several months, the high, low and closing price range, the lack of liquidity of its Common shares and lack of capital and credit availability.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2012


3.  STOCKHOLDERS' EQUITY (continued)

On June 17, 2011, the Company issued as compensation 1,500,000 shares to its President, Chief Executive and Chief Financial Officer for $97,500, at $0.065 per share, the closing price of the Company's Common shares on the OTC.BB. The $97,500 was expensed in the quarter ended June 30, 2011.

On August 29, 2011, the Company issued 250,000 restricted Common shares in exchange for a non-interest bearing cash loan of $15,000 made by a non-Related party at $0.10 per share (the closing price on August 29, 2011) and recorded a financing fee on conversion of $10,000, which was expensed in the quarter ended September 30, 2011 (See Note 7 "Non-Interest Bearing Loan").

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

4. RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, respectively, $539,475 and $327,755 is due to Company officers for unpaid expenses and fees. Terry W. Neild, Chairman of the Board of Directors and Secretary made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (Note 3 "Stockholders' Equity"). On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing note (See "Note 7 "Non-Interest Bearing Loan"). On February 7, 2011, 1,000,000 shares were issued to a related party in connection with a verbal agreement for investor relations, consulting and capital raising services and on October 31, 2011, the Company cancelled 500,000 of the original shares issued regarding performance under the verbal agreement. (See Note 3 "Stockholders' Equity"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000. On February 10, 2012, an officer loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, the same officer loaned $1,100 in a non-interest bearing loan.

5. LETTER OF INTENT

On February 4, 2011, the Company signed a Letter of Intent with Crown Endeavors Global Limited ("CEG Fund") to form a new company to finance seven (7) international biodegradable plastics preform and bottling/container plants and operations. The CEG Fund agreed to invest up to $65 million over a period of years. This was subject to a Definitive Agreement being signed by March 31, 2011, unless mutually extended by the parties. The parties subsequently extended the date to September 30, 2011 and then deferred the signing to a future time due to a Funding Agreement being signed by an affiliated company of the CEG Fund, Crown Hospitality Group LLC (See Note 6 "Funding Agreement"). The terms and conditions, ownership percentages and other factors were to be defined in the Definitive Agreement. The Company was to be the Managing Partner and the CEG Fund was to be the Investing Partner.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2012


5. LETTER OF INTENT (continued)

There was no guarantee or assurance a Definitive Agreement would have been signed, nor the amounts and number of plants wouldn't be changed. In light of the Funding Agreement not being extended (See Note 6 "Funding Agreement"), the Company does not expect to sign a Definitive Agreement with CEG Fund.

6. FUNDING AGREEMENT

On July 1, 2011, the Company and Crown Hospitality Group, LLC ("Crown"), an affiliated company of the CEG Fund (See Note 5 "Letter Of Intent"), entered into a binding Funding Agreement for Crown to invest $4 million in equity capital in exchange for 60,790,001 Common shares. Initially, the funds were to be invested over a period of time and in varying amounts from July 31, 2011 thru June 30, 2012. The Company did not receive any funding as of December 31, 2011. On January 31, 2012, the Company and Crown amended the Funding Agreement and provided for the full $4 million to be paid by February 29, 2012 and the payment to a related party entity of Crown of a finders' fee. On February 29, 2012, the Company did not receive the $4 million in equity capital or any part thereof from Crown under the Funding Agreement and amended the Funding Agreement on March 5, 2012, extending the date for the funding to be on or before March 21, 2012. The Company did not receive any funding under the Funding Agreement on March 21, 2012 and did not further extend the date or terms thereof. As of the date of filing of this Form 10-Q, no funds have been received, although the Company remains in periodic communication with principals of Crown.

7. NON-INTEREST BEARING LOANS

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan. On June 29, 2011, the Company borrowed $15,000 from a nonrelated party, evidenced by a Promissory Note. The terms of the Note provides for repayment on the date the Company receives its first receipt of funds from Crown (See Note 6 "Funding Agreement"). In addition, a financing fee of $5,000 was also due on the date of repayment from the first funds to be received from the Funding Agreement. On August 29, 2011, the nonrelated party exchanged the Promissory Note for 250,000 Common shares at $0.06 per share, a $0.04 discount from the closing price of $0.10 per share of the Company's Common stock on the OTC.BB. The Company expensed the $0.04 discount per share for a value of $10,000 in the period ending September 30, 2011.

8. INTEREST BEARING LOAN

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000, in an interest bearing Promissory Note at 8% per annum and a one-time financing fee of $9,900. The financing fee was expensed in the period ending September 30, 2011. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of the first monies from the Funding Agreement (See Note 6 "Funding Agreement").

9. SUBSEQUENT EVENTS

On April 10, 2012, an officer of the Company was issued 250,000 shares of Restricted Common Stock as compensation for services rendered during the three months ending March 31, 2012. The closing price of the Company's Common shares on the OTC.BB was $0.18 per share. During the three months ending March 31, 2012, $45,000 was expensed as compensation.

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

We incurred operating expenses and impairment of property of $242,660 and $320,998 for the three-month periods ended March 31, 2012 and 2011, respectively and $1,554,374 since the date of inception, September 26, 2006, through March 31, 2012. These expenses consisted primarily of general and administrative expenses.

At March 31, 2012 and December 31, 2011, we had cash on hand of $26 and $115 respectively. Our total assets at March 31, 2012 and December 31, 2011 are $9,926 and $115. Our liabilities were $694,844 and $442,373, respectively.

As of March 31, 2012, we had an accumulated deficit from inception of $1,554,374.

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

Effective July 1, 2011, the Company and Crown Hospitality Group entered into a Funding Agreement. As per the Funding Agreement Crown Hospitality Group has agreed to provide the Company with $4 million in equity Capital. No funds have been received through the date of this filing.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2012.

                    Balance Sheet Data:            3/31/12
                    -------------------            -------
                    Cash                          $      26
                    Total assets                  $   9,926
                    Total liabilities             $ 694,844
                    Shareholders' equity          $(684,918)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $26 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and as of the quarter ended March 31, 2012 and 2011 have incurred a net loss of $242,660 and $320,998, respectively.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012.

                                         CASEY CONTAINER CORP.


                                         /s/ Martin R Nason
                                         ---------------------------------------
                                         Martin R Nason,
                                         Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer