Form 10-Q
period 2012-06-30
CASEY CONTAINER CORP
filed 2012-08-20
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 68,290,001 shares outstanding as of August 20, 2012.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                                  June 30, 2012
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                          Unaudited as of         Audited as of
                                                                           June 30, 2012        December 31, 2011
                                                                           -------------        -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $      2,845           $        115
  Prepaid expenses                                                                 8,100                     --
                                                                            ------------           ------------
      Total Current Assets                                                        10,945                    115
                                                                            ------------           ------------

      Total  Assets                                                         $     10,945           $        115
                                                                            ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                  $     74,625           $     69,271
  Non-interest Bearing Loans From Related Parties                                114,250                 20,000
  Interest Bearing Loan                                                           25,944                 25,347
  Due to Related Parties                                                         681,853                327,755
                                                                            ------------           ------------
      Total Current Liabilities                                                  896,672                442,373
                                                                            ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001 of which:
  61,040,001 and 60,790,001 shares are issued and outstanding at
  June 30, 2012 and December 31, 2011, respectively                               61,040                 60,790
Common Stock issuable 4,250,000 and none shares at June 30,2012
 and December 31, 2011, respectively                                               4,250                     --
Additional Paid-in-Capital                                                     1,571,666                808,666
Deficit accumulated during development stage                                  (2,522,683)            (1,311,714)
                                                                            ------------           ------------
      Total Stockholders' Equity                                                (885,727)              (442,258)
                                                                            ------------           ------------

      Total Liabilities and Stockholders' Equity                            $     10,945           $        115
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                        Period from
                                                                                                     September 26, 2006
                                                                                                         (Date of
                                    For the Three    For the Three    For the Six      For the Six       inception)
                                    Months Ended     Months Ended    Months Ended     Months Ended        through
                                    June 30, 2012    June 30, 2011   June 30, 2012    June 30, 2011    June 30, 2012
                                    -------------    -------------   -------------    -------------    -------------
REVENUES:
  Revenues                           $         --     $         --    $         --     $         --     $         --
                                     ------------     ------------    ------------     ------------     ------------

      Total Revenues                           --               --              --               --               --
                                     ------------     ------------    ------------     ------------     ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                       --               --              --               --           10,000
    Impairment of property                     --               --              --               --           27,379
    Interest                                  299               --             597               --            1,044
    General and administrative            968,010          265,115       1,210,372          586,113        2,484,260
                                     ------------     ------------    ------------     ------------     ------------

      Total Expenses                      968,309          265,115       1,210,969          586,113        2,522,683
                                     ------------     ------------    ------------     ------------     ------------

Net Loss from Operations                 (968,309)        (265,115)     (1,210,969)        (586,113)      (2,522,683)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                           --               --              --               --               --
                                     ------------     ------------    ------------     ------------     ------------

Net Income (Loss) for the period     $   (968,309)    $   (265,115)   $ (1,210,969)    $   (586,113)    $ (2,522,683)
                                     ============     ============    ============     ============     ============

Basic and Diluted Earnings Per
 Common Share                               (0.02)           (0.00)          (0.02)           (0.01)
                                     ------------     ------------    ------------     ------------
Weighted Average number of Common
 Shares used in per share
 calculations                          61,476,814       58,784,506      61,133,408       57,819,995
                                     ============     ============    ============     ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2012
                           (Expressed in U.S. Dollars)

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2012
                           (Expressed in U.S. Dollars)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000         --        --        238,000             --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634         --        --         84,911             --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50         --        --          6,700             --          6,750
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --        --         49,667             --         50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --        --         48,000             --         48,750
Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --        --         96,000             --         97,500
Stock issued for debt at $0.10
 per share on August 29, 2011           250,000        250         --        --         24,750             --         25,000
Stock issued at $0.07 per share for
compensation to Vice President on
October 31, 2011                        250,000        250         --        --         17,250             --         17,500
Stock cancelled at $0.12 per share
 on October 31, 2011 from the
 original issuance on
 February 7, 2011                      (500,000)      (500)         --        --       (59,500)            --        (60,000)
Net Loss for the Year ended
December 31, 2011                            --         --          --        --            --       (891,389)      (891,389)
                                     ----------    -------   ---------    ------    ----------    -----------    -----------
Balance, December 31, 2011           60,790,001     60,790          --        --       808,666     (1,311,714)      (442,258)
                                     ==========    =======   -========    ======    ==========    ===========    ===========
Stock issued at $0.18 per share
 for debt to a Vice President on
 April 11, 2012                         250,000        250          --        --        44,750             --         45,000
Stock issuable at $0.17 per share
 for compensation to a Vice
 President on June 20, 2012                                    500,000       500        84,500             --         85,000
Stock issuable at $0.17 per share
 for investor relations services
 to the Chairman on June 20, 2012                              750,000       750       126,750             --        127,500
Stock issuable at $0.17 per share
 pursuant to a committed employment
 agreement with the CEO on
 June 20, 2012                                               3,000,000     3,000       507,000             --        510,000
Net Loss for the period ended
 June 30, 2012                                                                                     (1,210,969)    (1,210,969)
                                     ----------    -------   ---------    ------    ----------    -----------    -----------
Balance, June 30, 2012               61,040,001    $61,040   4,250,000    $4,250    $1,571,666    $(2,522,683)   $  (885,727)
                                     ==========    =======   -========    ======    ==========    ===========    ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                         Period from
                                                                  For the Six        For the Six      September 26, 2006
                                                                 Months Ended       Months Ended    (Date of inception) to
                                                                 June 30, 2012      June 30, 2011       June 30, 2012
                                                                 -------------      -------------       -------------
Operating Activities:
  Net Loss                                                        $(1,210,969)       $  (586,113)        $(2,522,683)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses incurred on our behalf by Related Parties               374,098             92,128             804,014
     Impairment of Long Term Assets                                        --                 --              27,379
     Stock issued to Related Party for Expenses incurred on
      our behalf                                                           --                 --              76,000
     Stock issued to Vice President for debt and for services
      to the Chairman, respectively                                    45,000             48,750              93,750
     Stock issued to Vice President for compensation                   85,000             97,500             320,000
     Stock issued to Chairman for investor relations services         127,500                 --             127,500
     Stock issued to CEO/President for committed employment
      agreement                                                       510,000                 --             510,000
     Stock issued and issuable for services to Related Party               --            240,000              60,000
     Stock issued for services to Non-Related Party                        --             34,000              34,000
     Stock issued for interest bearing loan payable                        --                 --              25,000
     Finance and interest charges added to loan payable                   597                 --              10,944
     Prepaid expenses                                                  (8,100)                --              (8,100)
     Accounts payable and accrued liabilities                           5,354            (17,686)             74,625
                                                                  -----------        -----------         -----------
Net Cash Provided from Operating Activities                           (71,520)           (91,421)           (367,571)
                                                                  -----------        -----------         -----------
Investing Activities:
  Mineral property option payment                                          --                 --              (9,000)
                                                                  -----------        -----------         -----------
Net Cash Used in Investing Activities                                      --                 --              (9,000)
                                                                  -----------        -----------         -----------
Financing Activities:
  Repayment of Related party expenses paid on our behalf              (20,000)           (83,359)           (122,161)
  Non-interest bearing loan from Related Party                        107,350             20,000             127,350
  Repayment of Related party loan                                     (13,100)                --             (13,100)
  Related Party Loan, converted to stock                                   --                 --             103,400
  Proceeds from loan payable                                               --             15,000              15,000
  Common stock issued and issuable for cash                                --            142,295             268,927
                                                                  -----------        -----------         -----------
Net Cash Provided from Financing Activities                            74,250             93,936             379,416
                                                                  -----------        -----------         -----------

Net Increase (Decrease) in Cash                                         2,730              2,515               2,845
                                                                  -----------        -----------         -----------
Cash, Beginning of the Period                                             115              1,664                  --
                                                                  -----------        -----------         -----------

Cash, End of the Period                                           $     2,845        $     4,179         $     2,845
                                                                  ===========        ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                          $        --        $        --         $        --
                                                                  ===========        ===========         ===========
  Cash paid for income taxes                                      $        --        $        --         $        --
                                                                  ===========        ===========         ===========
  Expenses incurred on our behalf and loans from
   Related Parties exchanged for 250,000 and
   717,600 Common shares on April 11, 2012
   and December 31, 2010                                          $    45,000        $        --         $   179,400
                                                                  ===========        ===========         ===========

                 The accompanying notes are an integral part of
                       these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Casey Container Corp. (formerly Sawadee Ventures Inc.), a Nevada corporation, (hereinafter referred to as the "Company" or "Casey") was incorporated in the State of Nevada on September 26, 2006. The Company's yearend is December 31. The Company initially was formed to engage in the acquisition, exploration and development of natural resource properties of merit and from September 2008 to serve as a vehicle to acquire an operating business.

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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this June 30, 2012 Form 10-Q should be read in conjunction with information included in the December 31, 2011 and 2010 Form 10-K.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012


2. GOING CONCERN

The Company incurred net losses of $2,522,683 for the period from September 26, 2006 (Date of Inception) through June 30, 2012 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers and related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

The Company recorded an asset Contract Rights for $18,379 (see Note 4 "Stockholders' Equity") at December 31, 2010. The Product Purchase Agreement ("PPA") is between the Company and Taste of Aruba (U.S.), Inc., a related party, (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions"). The PPA does not provide a performance guaranty to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guaranty damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount of $18,379 in 2010.

4. STOCKHOLDERS' EQUITY

At June 30, 2012 and December 31, 2011, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At June 30, 2012 and December 31, 2011, the Company has 61,040,001 and 60,790,001 Common shares issued, respectively. At June 30, 2012, there were an additional 4,250,000 Common shares issuable as described in this Note under June 20, 2012.

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

On March 24, 2010, 18,621,500 shares of the Company's Common stock were issued and issuable pursuant to a Commitment Agreement ("Agreement") dated January 12, 2010 with Taste of Aruba (U.S.), Inc. ("TOA"), a related party (see Note 5, "Related Party Transactions"), for a definitive Product Purchase Agreement ("PPA") with TOA for the Company to provide preforms for biodegradable bottles thru December 31, 2015, which did not result in proceeds to the Company (see
Note 3 "Intangibles"). The Commitment Agreement provided for one share of the Company's Common shares to be issued for every two shares of TOA shares outstanding. The 18,379,000 shares issued to TOA shareholders was originally

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012


4. STOCKHOLDERS' EQUITY (continued)

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012


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

On April 11, 2012, the Company issued 250,000 shares at $0.18 per share (the closing price of the Common shares on April 11, 2012) to its Vice President in exchange for $45,000 owed to the Vice President for prior services rendered. (see Note 5, "Related Party Transactions").

On June 20, 2012, the Company agreed to issue ("issuable') 4,250,000 shares at $0.17 per share (the closing price of the Common shares on June 20, 2012) for a total value of $722,500. Of the 4,250,000 shares, 500,000 shares with a value of $85,000 were for services by its Vice President; 750,000 shares with a value of $127,500 were for investor relations services by its Chairman; 3,000,000 shares with a value of $510,000 was for a committed five-year employment agreement by its Chief Executive Officer, President and Chief Financial Officer. The $722,500 was expensed in the quarter ending Jun 30, 2012. The 4,250,000 issuable shares were issued on July 5, 2012.

5. RELATED PARTY TRANSACTIONS

As of June 30, 2012 and December 31, 2011, respectively, $796,103 and $347,755 is due to Company officers for unpaid expenses, fees and loans. Terry W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012


5. RELATED PARTY TRANSACTIONS (continued)

(see Note 3 "Intangible Assets" and Note 4 "Stockholders' Equity"). On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan (See Note 10 "Non-Interest Bearing Loans"). On February 7, 2011, 1,000,000 Common shares were issued to Auspice Capital LLC, a related party, in connection with a verbal agreement for investor relations, consulting and capital raising services and on October 31, 2011, the Company cancelled 500,000 of the original shares regarding performance under the verbal agreement (see Note 4 "Stockholders' Equity"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. On February 10, 2012, the Chief Executive Officer loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, the Chief Executive Officer loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012 (See Note 10 "Non-Interest Bearing Loans"). On May 21 and May 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan. On April 11, 2012, 250,000 Common shares were issued at $0.18 per share (the closing price of the Common shares on April 11, 2012) to a Vice President in exchange for amounts owed for services rendered and expensed in the period ending March 31, 2012. On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. See
Note 10, "Non-Interest Bearing Loans."

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

7. LETTER OF INTENT

On February 4, 2011, the Company signed a Letter of Intent with Crown Endeavors Global Limited ("CEG Fund") to form a new company Casey Container International, to establish seven (7) international biodegradable plastics preforms and bottling/container plants and operations. The CEG Fund was to invest up to $65 million over a period of years. This was subject to a Definitive Agreement being signed by March 31, 2011, unless mutually extended by the parties. The parties extended the date for the Definitive Agreement to September 30, 2011 and then deferred the signing to a future time due to a Funding Agreement being signed by an affiliated company of the CEG Fund, Crown Hospitality Group LLC ("Crown"). (See Note 8 "Funding Agreement"). The terms and conditions, ownership percentages and other factors were to be defined in the Definitive Agreement. The Company was to be the Managing Partner and the CEG Fund was to be the Investing Partner. There was no guarantee or assurance a Definitive Agreement would be signed, or the amounts and number of plants would not be changed. In light of the Funding Agreement not being funded or extended (See Note 8 "Funding Agreement"), the Company does not expect to sign a Definitive Agreement with the CEG Fund.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012


8. FUNDING AGREEMENT

On July 1, 2011, the Company and Crown Hospitality Group, LLC ("Crown"), an affiliated company of Crown Endeavors Global Limited ("CEG Fund"), entered into a binding Funding Agreement to invest $4 million in equity capital in exchange for 60,790,001 restricted Common shares. Initially, the funds were to be invested over a period of time and in varying amounts from July 31, 2011 thru June 30, 2012. The Company did not receive any funding and on January 31, 2012, the Company and Crown amended the Funding Agreement and provided for the full $4 million to be paid by February 29, 2012 and a payment to a related party of Crown of a finder's fee. On February 29, 2012, the Company did not receive the $4 million or any part thereof from Crown and further amended the Funding Agreement on March 5, 2012, extending the date for the funding to be on or before March 21, 2012. The Company did not receive any funding on March 21, 2012 and did not further extend the date or terms of the Funding Agreement.

9. RATHBOURNE MERCANTILE LTD. CONSULTING AGREEMENT

On March 26, 2012, the Company entered into a one-year Consulting Agreement with Rathbourne Mercantile Ltd. ("Rathbourne"), effective March 22, 2012, for investor relations services and introductions to potential equity investors. Remuneration was $37,500 for an independent valuation report of the Company, which was expensed in the quarter ending March 31, 2012. If Rathbourne introduced the Company to an investor and the Company successfully completed an equity capital financing with the party introduced, Rathbourne would receive a 7% cash finder's fee of the gross amount funded and 7% of the issued shares of the Company. The Company was introduced by Rathbourne to ARG Vermogensverwaltung AG, a private equity fund based in Munich, Germany, who issued a Letter of Interest on March 22, 2012 to facilitate a financing of the Company for approximately $5 million.

10. NON-INTEREST BEARING LOANS

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan. On February 3, 2012, the same related party loaned the Company $7,000, of which $5,000 was repaid on May 23, 2012. On June 29, 2011, the Company borrowed $15,000 from a non-related party, evidenced by a Promissory Note. The terms of the Promissory Note were repayment of the $15,000 would be made on the date the Company receives its first receipt of funding from an investor group. In addition, a consulting fee of $5,000 would also be due on the date the Company receives its first receipt of funding from an investor group. On August 29, 2011, the nonrelated party exchanged the Promissory Note for 250,000 Common shares at $0.06 per share, a $0.04 discount from the closing price of $0.10 per share of the Company's Common shares. The Company expensed the $0.04 discount per share for a value of $10,000 in the period ending September 30, 2011. On February 10, 2012, the Chief Executive Officer loaned the Company $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, the Chief Executive Officer loaned the Company $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012. On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. On May 21 and May 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan.

11. INTEREST BEARING LOAN

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000 in an interest-bearing Promissory Note, at 8% per annum and a one-time financing fee of $9,900. The financing fee was expensed in the period ending September 30, 2011. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of the first funding of equity capital from an investor group.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2012


12. PREPAID EXPENSES

The Company is a member of the Plastics Environmental Council ("PEC"), which is an industry trade organization. In 2012, the PEC decided to invoice the annual dues ($7,800) in advance as compared to quarterly as they did in 2011. In addition, the PEC invoices for a research project $4,500 in advance of the period to which the invoice relates. At June 30, 2012, $3,600 of annual dues and $4,500 for the third quarter research quarter are recorded in Prepaid Expenses on the Balance Sheet as of June 30, 2012.

13. SUBSEQUENT EVENTS

Effective July 17, 2012, the Company entered into a Consulting Agreement with Shoreline Consulting International for investor relations services in connection with Rathbourne Mercantile Ltd. and the private equity fund ARG Vermogensverwaltung AG (see Note 9 "Rathbourne Mercantile Ltd. Consulting Agreement"). The services are to be performed between thru August 13 and October 12, 2012 and the Company issued 3 million Restricted Common shares as payment for the services.

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

We incurred operating expenses of $968,309 and $265,115 for the three-month periods ended June 30, 2012 and 2011, respectively and $1,210,969 and $586,113 for the six-month periods ended June 30, 2012 and 2011, respectively. These expenses consisted primarily of general and administrative expenses.

At June 30, 2012 and December 31, 2011, we had cash on hand of $2,845 and $115 respectively. Our total assets at June 30, 2012 and December 31, 2011 are $10,945 and $115. Our liabilities were $896,672 and $442,373, respectively.

As of June 30, 2012, we had an accumulated deficit from inception of $2,522,693.

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

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2012.

                    Balance Sheet Data:            6/30/12
                    -------------------            -------

                    Cash                          $   2,845
                    Total assets                  $  10,945
                    Total liabilities             $ 896,672
                    Shareholders' equity          $(885,727)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $2,845 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the quarters ended June 30, 2012 and 2011 have incurred a net loss of $968,309 and $265,115, respectively.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2012.

                                         CASEY CONTAINER CORP.


                                         /s/ Martin R. Nason
                                         ---------------------------------------
                                         Martin R. Nason,
                                         Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer