Form 10-Q/A
period 2012-06-30
CASEY CONTAINER CORP
filed 2012-08-22
CIK 1387998

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

  3.2        Bylaws                                             Incorporated by reference to Exhibit 3.1 to
                                                                the Company's Registration Statement on Form
                                                                SB-2 filed with the SEC on February 5, 2007.

  31.1       Certification of Chief Executive                   Filed previously
             Officer pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002.

  31.2       Certification of Chief Financial                   Filed previously
             Officer pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002.

  32.1       Certification of Chief Executive                   Filed previously
             Officer pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  32.2       Certification of Chief Financial                   Filed previously
             Officer pursuant to 18 U.S.C. Section 1350,
             as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2012.

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