Form 10-Q
period 2012-09-30
CASEY CONTAINER CORP
filed 2012-11-09
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 69,260,001 shares outstanding as of November 7, 2012.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                               September 30, 2012
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                           Unaudited as of        Audited as of
                                                            September 30,          December 31,
                                                                2012                   2011
                                                            ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $     11,122           $        115
                                                            ------------           ------------
      Total Current Assets                                        11,122                    115
                                                            ------------           ------------

      Total  Assets                                         $     11,122           $        115
                                                            ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                  $    100,589           $     69,271
  Non-interest Bearing Loans From Related Parties                114,250                 20,000
  Interest Bearing Loans                                          76,247                 25,347
  Due to Related Parties                                         888,607                327,755
                                                            ------------           ------------

      Total Current Liabilities                                1,179,693                442,373
                                                            ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value
 $0.001, none issued and outstanding
Common Stock 250,000,000 authorized shares, par
 value $0.001, 68,840,001 and 60,790,001 shares
 issued and outstanding at September 30, 2012 and
 December 31, 2011 respectively                                   68,840                 60,790
Additional Paid-in-Capital                                     2,145,116                808,666
Deficit accumulated during development stage                  (3,382,527)            (1,311,714)
                                                            ------------           ------------

      Total Stockholders' Equity                              (1,168,571)              (442,258)
                                                            ------------           ------------

      Total Liabilities and Stockholders' Equity            $     11,122           $        115
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                         Period from
                                                                                                      September 26, 2006
                                   For the Three    For the Three    For the Nine     For the Nine   (Date of inception)
                                   Months Ended     Months Ended     Months Ended     Months Ended         through
                                   September 30,    September 30,    September 30,    September 30,      September 30,
                                       2012             2011             2012             2011               2012
                                   ------------     ------------     ------------     ------------       ------------
REVENUES:
  Revenues                         $         --     $         --     $         --     $         --       $         --
                                   ------------     ------------     ------------     ------------       ------------

      Total Revenues                         --               --               --               --                 --
                                   ------------     ------------     ------------     ------------       ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                     --               --               --               --             10,000
    Impairment of property                   --               --               --               --             27,379
    Interest                                302               --              899               --              1,346
    General and administrative          859,542          117,456        2,069,914          703,569          3,343,802
                                   ------------     ------------     ------------     ------------       ------------

      Total Expenses                    859,844          117,456        2,070,813          703,569          3,382,527
                                   ------------     ------------     ------------     ------------       ------------

Net loss from Operations               (859,844)        (117,456)      (2,070,813)        (703,569)        (3,382,527)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                         --               --               --               --                 --
                                   ------------     ------------     ------------     ------------       ------------

Net Income (Loss) for the period   $   (859,844)    $   (117,456)    $ (2,070,813)    $   (703,569)      $ (3,382,527)
                                   ============     ============     ============     ============       ============
Basic and Diluted Earnings Per
 Common Share                      $      (0.01)    $      (0.00)    $      (0.03)    $      (0.01)
                                   ------------     ------------     ------------     ------------
Weighted Average number of
 Common Shares used in per
 share calculations                  67,994,349       60,814,458       63,437,081       58,829,118
                                   ============     ============     ============     ============

                 The accompanying notes are an integral part of
                       these interim financial statements

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2012
                           (Expressed in U.S. Dollars)

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
                                     ==========    =======   ========    ======     ========      ===========      =========

                 The accompanying notes are an integral part of
                       these interim financial statements

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2012
                           (Expressed in U.S. Dollars)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued for cash at $0.001
 per share on January 13, 2011          105,000        105   (105,000)     (105)          --               --             --
Stock issued for cash at $0.001
 per share on January 13, 2011          470,000        470   (470,000)     (470)          --               --             --
To record forfeiture of stock at
 $0.001 per share                      (250,000)      (250)        --        --          250               --             --
Stock issued at $0.17 per share
 pursuant to an agreement on
 January 27, 2011                       200,000        200         --        --       33,800               --         34,000
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000         --        --        238,000             --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634         --        --         84,911             --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50         --        --          6,700             --          6,750
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --        --         49,667             --         50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --        --         48,000             --         48,750
Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --        --         96,000             --         97,500
Stock issued for debt at $0.10
 per share on August 29, 2011           250,000        250         --        --         24,750             --         25,000
Stock issued at $0.07 per share for
compensation to Vice President on
October 31, 2011                        250,000        250         --        --         17,250             --         17,500
Stock cancelled at $0.12 per share
 on October 31, 2011 from the
 original issuance on
 February 7, 2011                      (500,000)      (500)         --        --       (59,500)            --        (60,000)
Net Loss for the Year ended
December 31, 2011                            --         --          --        --            --       (891,389)      (891,389)
                                     ----------    -------   ---------    ------    ----------    -----------    -----------
Balance, December 31, 2011           60,790,001     60,790          --        --       808,666     (1,311,714)      (442,258)
                                     ==========    =======   =========    ======    ==========    ===========    ===========
Stock issued at $0.18 per share
 for debt to a Vice President on
 April 11, 2012                         250,000        250          --        --        44,750             --         45,000
Stock issuable at $0.17 per share
 for compensation to a Vice
 President on June 20, 2012             500,000       500           --        --        84,500             --         85,000
Stock issuable at $0.17 per share
 for investor relations services
 to the Chairman on June 20, 2012       750,000       750           --        --       126,750             --        127,500
Stock issuable at $0.17 per share
 pursuant to a committed employment
 agreement with the CEO on
 June 20, 2012                        3,000,000     3,000           --        --       507,000             --        510,000
Stock issued at $0.15 for consulting
 services on July 17, 2012            3,000,000     3,000           --        --       447,000             --        450,000
Stock issued at $0.22 for consulting
 services on August 3, 2012             250,000       250           --        --        54,750             --         55,000
Stock issued at $0.24 for consulting
 services on August 30, 2012            300,000       300           --        --        71,700             --         72,000
Net Loss for the period ended
September 30, 2012                           --         --          --        --            --     (2,070,813)    (2,070,813)
                                     ----------    -------   ---------    ------    ----------    -----------    -----------
Balance, September 30, 2012          68,840,001    $68,840          --    $   --    $2,145,116    $(3,382,527)   $(1,168,571)
                                     ==========    =======   =========    ======    ==========    ===========    ===========

                 The accompanying notes are an integral part of
                       these interim financial statement.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                        Period from
                                                                                                     September 26, 2006
                                                                 For the Nine      For the Nine     (Date of inception)
                                                                 Months Ended      Months Ended             to
                                                                 September 30,      September 30,      September 30,
                                                                     2012               2011               2012
                                                                 ------------       ------------       ------------
OPERATING ACTIVITIES:
  Net Loss                                                       $ (2,070,813)      $   (703,569)      $ (3,382,527)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses incurred on our behalf by Related Parties               608,407            183,442          1,038,323
     Impairment of Long Term Assets                                        --                 --             27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                        --                 --             76,000
     Stock issued to Vice President for debt and for services
      to the Chairman, respectively                                    45,000             48,750             93,750
     Stock issued to Vice President for compensation                   85,000             97,500            320,000
     Stock issued to Chairman for investor relations services         127,500                 --            127,500
     Stock issued to CEO/President for committed employment
      agreement                                                       510,000                 --            510,000
     Stock issued and issuable for services to Related Party               --            240,000             60,000
     Stock issued for services to Non-Related Party                   577,000             34,000            611,000
     Stock issued for interest bearing loan payable                        --             25,000             25,000
     Finance and interest charges added to loan payable                10,900             10,051             21,247
     Accounts payable and accrued liabilities                          31,318            (11,857)           100,589
                                                                 ------------       ------------       ------------
Net Cash Provided from Operating Activities                           (75,688)           (76,683)          (371,739)
                                                                 ------------       ------------       ------------
INVESTING ACTIVITIES:
  Mineral property option payment                                          --                 --             (9,000)
                                                                 ------------       ------------       ------------
Net Cash Used in Investing Activities                                      --                 --             (9,000)
                                                                 ------------       ------------       ------------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf              (47,555)          (102,161)          (149,716)
  Non-interest bearing loan from Related Party                        107,350             20,000            127,350
  Repayment of Related party loan                                     (13,100)                --            (13,100)
  Related Party Loan, converted to stock                                   --                 --            103,400
  Proceeds from loan payable                                           40,000             15,000             55,000
  Common stock issued and issuable for cash                                --            142,295            268,927
                                                                 ------------       ------------       ------------
Net Cash Provided from Financing Activities                            86,695             75,134            391,861
                                                                 ------------       ------------       ------------

Net Increase (Decrease) in Cash                                        11,007             (1,549)            11,122
                                                                 ------------       ------------       ------------
Cash, Beginning of the Period                                             115              1,664                 --
                                                                 ------------       ------------       ------------

Cash, End of the Period                                          $     11,122       $        115       $     11,122
                                                                 ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                           $         --       $         --       $         --
                                                                 ============       ============       ============
Cash paid for income taxes                                       $         --       $         --       $         --
                                                                 ============       ============       ============
Expenses incurred on our behalf and loans from Related
 Parties exchanged for 250,000 and 717,600 Common shares
 on April 11, 2012 and December 31, 2010                         $     45,000       $         --       $    179,400
                                                                 ============       ============       ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this September 30, 2012 Form 10-Q should be read in conjunction with information included in the December 31, 2011 and 2010 Form 10-K.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


2. GOING CONCERN

The Company incurred net losses of $3,382,527 for the period from September 26, 2006 (Date of Inception) through September 30, 2012 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. STOCKHOLDERS' EQUITY

At September 30, 2012 and December 31, 2011, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At September 30, 2012 and December 31, 2011, the Company has 68,840,001 and 60,790,001 Common shares issued, respectively.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


4. STOCKHOLDERS' EQUITY (continued)

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


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

On June 20, 2012, the Company agreed to issue ("issuable') 4,250,000 shares at $0.17 per share (the closing price of the Common shares on June 20, 2012) for a total value of $722,500. Of the 4,250,000 shares, 500,000 shares with a value of $85,000 were for services by its Vice President; 750,000 shares with a value of $127,500 were for investor relations services by its Chairman; 3,000,000 shares with a value of $510,000 was for a committed five-year employment agreement by its Chief Executive Officer, President and Chief Financial Officer. The $722,500 was expensed in the quarter ending Jun 30, 2012 and the 4,250,000 issuable shares were issued on July 5, 2012.

On July 17, 2012, the Company agreed to issue 3,000,000 shares at $0.15 per share (the closing price of the Common shares on July 17, 2012) for a value of $450,000 to Shoreline Consulting International for investor relations services, in connection with the Company's consulting agreements with Rathbourne Mercantile Ltd. and Lankford Consulting International, Inc. and the private equity fund ARG Vermogensverwaltung AG (see Note 6 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc. Agreements").

On August 3, 2012, the Company agreed to issue 250,000 shares at $0.22 per share (the closing price of the Common shares on August 3, 2012) for a value of $55,000 to Rathbourne Mercantile, Ltd. (see Note 6 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc. Agreements") for consulting services. The $55,000 was expensed in the quarter ending September 30, 2012.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


4.  STOCKHOLDERS' EQUITY (continued)

On August 30, 2012, the Company agreed to issue 300,000 shares at $0.24 per share (the closing price of the Common shares on August 30, 2012) for a value of $72,000 to South Corner LLC for consulting and investor relations services. The $72,000 was expensed in the quarter ending September 30, 2012.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011, respectively, $888,607 and $327,755 is due to Company officers for unpaid expenses, fees and loans. Terry
W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see Note 3 "Intangible Assets" and Note 4 "Stockholders' Equity"). On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan (See Note 10 "Non-Interest Bearing Loans"). On February 7, 2011, 1,000,000 Common shares were issued to Auspice Capital LLC, a related party, in connection with a verbal agreement for investor relations, consulting and capital raising services and on October 31, 2011, the Company cancelled 500,000 of the original shares regarding performance under the verbal agreement (see Note 4 "Stockholders' Equity"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. On February 10, 2012, the Chief Executive Officer loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, the Chief Executive Officer loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012 (See Note 7 "Non-Interest Bearing Loans"). On May 21 and May 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan. On April 11, 2012, 250,000 Common shares were issued at $0.18 per share (the closing price of the Common shares on April 11, 2012) to a Vice President in exchange for amounts owed for services rendered and expensed in the period ending March 31, 2012. On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. See
Note 7, "Non-Interest Bearing Loans."

6. RATHBOURNE MERCANTILE LTD./LANKFORD CONSULTING, INC. AGREEMENTS

On March 26, 2012, the Company entered into a one-year Consulting Agreement with Rathbourne Mercantile Ltd. ("Rathbourne"), effective March 22, 2012, for investor relations services and introductions to potential equity investors. Remuneration was $37,500 for an independent valuation report of the Company, which was expensed in the quarter ending March 31, 2012. If Rathbourne introduced the Company to an investor and the Company successfully completed an equity capital financing with the party introduced, Rathbourne would receive a 7% cash finder's fee of the gross amount funded and 7% of the issued shares of the Company. The Company was introduced by Rathbourne to ARG Vermogensverwaltung AG, a private equity fund based in Munich, Germany, who issued a Letter of Interest on March 22, 2012 to facilitate a financing of the Company for approximately $5 million. On August 3, 2012, the Company and Rathbourne Mercantile Ltd. signed a Novation of Previous Consulting Agreement regarding its March 26, 2012 Consulting Agreement substituting Lankford Consulting, Inc. as the entity to perform the services. There were no changes made to the Lankford Consulting, Inc. Consulting Agreement. On August 3, 2012, the Company agreed to issue 250,000 shares to Rathbourne Mercantile Ltd. for consulting services at $0.22 per share, the closing price of the Company's Common shares on August 3, 2012 (see Note 4 "Stockholders' Equity").

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


7. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a related party, loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 and $20,000 are outstanding as of September 30, 2012 and December 31, 2011, respectively (see Note 5 "Related Party Transactions").

On April 18 and May 17, 2012, the Vice President Sales and Technical Services, loaned the Company $38,000 and $4,000, respectively, in non-interest bearing loans, of which $42,000 and none are outstanding as of September 30, 2012 and December 31, 2011, respectively (see Note 5 "Related Party Transactions").

On May 21 and May 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in non-interest bearing loans, of which $50,250 and none are outstanding as of September 30, 2012 and December 31, 2011, respectively (see Note 5 "Related Party Transactions").

Repayment of the above three (3) related party loans are due upon receipt of the Company's cash equity funding (see Note 6 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc.").

8. INTEREST BEARING LOAN

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000 in an interest-bearing Promissory Note, at 8% per annum and a one-time financing fee of $9,900. The financing fee was expensed in the period ending September 30, 2011. The loan, one-time financing fee and unpaid accrued interest of $1,347 is due upon the Company's receipt of the first funding of equity capital from an investor group.

On August 27, 2012, the Company borrowed $40,000 in a ninety day non-interest bearing Promissory Note and a one-time financing fee of $10,000 from a non-related party. The one-time financing fee was expensed in the quarter ending September 30, 2012. If the $50,000 is not paid within ninety days of the date of the Promissory Note, interest at the rate of 10% per annum will begin accruing until full payment is made.

Repayment of these two (2) non-related party loans and unpaid fees and interest are due upon receipt of the Company's cash equity funding (see Note 6 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc.").

9. SUBSEQUENT EVENTS

On October 17, 2012, four (4) non-related parties purchased from the Company 420,000 Restricted Common shares at $0.15 per share, for a total of $63,000. The closing price of Company's Common shares on October 17, 2012 was $0.29 per share. The discount was due to several factors, including the Company's Common shares trading volume, liquidity, restriction and the length of time in which the shares would become freely-traded.

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

We incurred operating expenses of $859,844 and $117,456 for the three-month periods ended September 30, 2012 and 2011, respectively and $2,070,813 and $703,569 for the nine-month periods ended September 30, 2012 and 2011, respectively. These expenses consisted primarily of general and administrative expenses.

At September 30, 2012 and December 31, 2011, we had cash on hand of $11,122 and $115 respectively. Our total assets at September 30, 2012 and December 31, 2011 are $11,122 and $115. Our liabilities were $1,179,693 and $442,373, respectively.

As of September 30, 2012, we had an accumulated deficit from inception of $3,382,527.

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

On March 26, 2012, the Company received a Letter of Interest from ARG Vermogensverwaltung AG, a private equity fund based in Munich, Germany, to facilitate a financing for the Company of approximately $5 million.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2012.

                   Balance Sheet Data:             9/30/12
                   -------------------           -----------

                   Cash                          $    11,122
                   Total assets                  $    11,122
                   Total liabilities             $ 1,179,693
                   Shareholders' equity          $(1,168,571)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $11,122 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the quarters ended September 30, 2012 and 2011 have incurred a net loss of $859,844 and $117,456, respectively.

We are currently focusing on generating revenue by implementing three phases of our strategy. First, we plan to raise capital to purchase manufacturing equipment and lease a manufacturing facility and provide working capital. Second, we plan to increase our customer base. Third, we intend to leverage our assets to expand our business model through the acquisitions of related businesses.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2012.

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