Form 10-K
period 2012-12-31
CASEY CONTAINER CORP
filed 2013-04-01
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the issuer's voting and non-voting common equity stock held as of March 28, 2012 by non-affiliates of the issuer was $8,348,004 based on the closing price of the registrant's common stock on such date.

As of March 28, 2013 there were 69,566,701 shares of $.001 par value common stock issued and outstanding.

                             CASEY CONTAINER, CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------

                                      Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 2.   Properties                                                          9
Item 3.   Legal Proceedings                                                   9
Item 4.   Mine Safety Disclosures                                             9

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   9
Item 6.   Selected Financial Data                                             9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9
Item 8.   Financial Statements                                               12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           27
Item 9A.  Controls and Procedures                                            27
Item 9B.  Other Information                                                  28

                                    Part III

Item 10.  Directors and Executive Officers                                   28
Item 11.  Executive Compensation                                             30
Item 12.  Security Ownership of Certain Beneficial Owners and Management     31
Item 13.  Certain Relationships and Related Transactions                     31
Item 14.  Principal Accounting Fees and Services                             32

                                     Part IV

Item 15.  Exhibits                                                           32

Signatures                                                                   33

                                     PART I

ITEM 1. BUSINESS

Casey Container, Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. We are currently considered a "shell" company inasmuch for the periods ending December 31, 2012 and 2011 we did not generate revenues, did not own an operating business and had no employees and no material assets. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

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

As of March 29, 2013, we had no employees other than its corporate officers. The Company uses independent contractors who provide technology services, and public relations. Casey Container has not experienced any work stoppages and it considers relations with its independent contractors to be good.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2006, up to the period ending 12/31/2012, we had no operating business. We have entered into a new business model and may seek acquisitions and/or business combination with another operating company similar to our current business model, namely environmentally responsible plastic packaging solutions. To date, our efforts have been limited to meeting our regulatory filing requirements and business development.

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

WE CURRENTLY HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

On March 26, 2012, the Company entered into a Consulting Agreement with Rathbourne Mercantile Ltd. ("Rathbourne"), effective March 22, 2012, for investor relations services and introductions to potential equity investors. Remuneration was $37,500 for an independent valuation report of the Company and its business strategies and plans. If Rathbourne introduced the Company to an investor and the Company successfully completed a cash equity financing with the party introduced, Rathbourne would receive a 7% cash finder's fee of the gross amount funded and 7% of the issued shares of the Company after successful funding. The Company was introduced by Rathbourne to ARG Vermogensverwaltung AG, a private equity investment fund based in Munich, Germany, who issued a Letter of Interest to facilitate a financing of the Company, initially for $5 million, later increased to $10 million. On August 3, 2012, the Company and Rathbourne signed a Novation of its Consulting Agreement, substituting Lankford Consulting, Inc., with no changes to the original Consulting Agreement. On August 3, 2012, the Company issued 250,000 Restricted Common shares, to Rathbourne for consulting services for $55,000.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 250,000,000 shares of Common Stock and 10,000,000 Preferred Shares. There are currently 180,433,299 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information:
Our Common Stock is traded on FINRA's Over-The-Counter Bulletin Board ("OTCBB") market under the symbol "CSEY". To date, there has not been an active trading market.

(b) Holders:
At December 31, 2012 and 2011, there are 129 and 117 certificate holding stockholders of record of our Common Stock.

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

We have not generated any income since inception, as of the years ended December 31, 2012 and 2011, have incurred a net loss of $2,375,489 and $891,389, respectively.

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

CASEY CONTAINER CORP. RESULTS OF OPERATIONS

Revenues:
The Company is a Development stage company and has not generated any revenues during the period from inception to December 31, 2012.

Property and equipment:
The Company currently owns no equipment.

Total Expenses:
The Company incurred operating expenses for the years ended December 31, 2012 and 2011 of $2,375,489 and $891,389, respectively, due to impairment of long-term assets and administrative expenses.

Net Income (Loss):
The Company incurred losses for the years ended December 31, 2012 and 2011 of $2,375,489 and $891,389 respectively, due to impairment of long-term assets and administrative expenses.

Liquidity and Capital Resources:
For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. As of December 31, 2012 and 2011, Casey Container had $3,522 and $115, respectively.

Off Balance Sheet Arrangements:
We do not have any off balance sheet arrangements as of December 31, 2012 and December 31, 2011.

The Company sold for cash $332,927 of equity securities from inception thru December 31, 2012. In the year ended December 31, 2012, the Company exchanged 250,000 Common shares in exchange for amounts owed to a Vice President.

The following table provides selected financial data about Casey Container, Corp. for the periods ending December 31, 2012 and 2011.

Balance Sheet Data:                          12/31/12             12/31/11
-------------------                        ------------         ------------

Cash                                       $      3,522         $        115
Total assets                               $      3,522         $        115
Total liabilities                          $  1,357,269         $    442,373
Shareholders' equity                       $ (1,353,747)        $   (442,258)

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2012, the Company did not have any other financial instruments.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Casey Container Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Casey Container Corporation (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the periods ended December 31, 2012 and 2011 and since inception on September 26, 2006 through December 31, 2012. Casey Container Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casey Container Corporation (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the periods ended December 31, 2012 and 2011 and since inception on September 26, 2006 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
March 22, 2013


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                           December 31, 2012 and 2011
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                      Audited as of          Audited as of
                                                                    December 31, 2012      December 31, 2011
                                                                    -----------------      -----------------
                                     ASSETS

Current Assets
  Cash                                                                $      3,522           $        115
                                                                      ------------           ------------
      Total Current Assets                                                   3,522                    115
                                                                      ------------           ------------

      Total  Assets                                                   $      3,522           $        115
                                                                      ============           ============

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                                 134,699                 69,271
  Non-interest Bearing Loans From Related
  Parties                                                                  114,250                 20,000
  Interest Bearing Loans                                                    76,973                 25,347
  Due to Related Parties                                                 1,031,347                327,755
                                                                      ------------           ------------
      Total Current Liabilities                                          1,357,269                442,373
                                                                      ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 69,566,701 and 60,790,001 shares issued and outstanding at                 69,567                 60,790
 December 31, 2012 and December 31, 2011 respectively
Additional Paid-in-Capital                                               2,263,889                808,666
Deficit accumulated during development stage                            (3,687,203)            (1,311,714)
                                                                      ------------           ------------

      Total Stockholders' Equity                                        (1,353,747)              (442,258)
                                                                      ------------           ------------

      Total Liabilities and Stockholders' Equity                      $      3,522           $        115
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                              Period from
                                                                                           September 26, 2006
                                                For the Year           For the Year       (Date of inception)
                                                   Ended                  Ended                 through
                                                December 31,           December 31,           December 31,
                                                    2012                   2011                   2012
                                                ------------           ------------           ------------
Revenues:
  Revenues                                      $         --           $         --           $         --
                                                ------------           ------------           ------------
      Total Revenues                                      --                     --                     --
                                                ------------           ------------           ------------
Expenses:
  Operating Expenses
  Exploration expenses                                    --                     --                 10,000
  Impairment of property                                  --                     --                 27,379
  Interest                                             1,626                    447                  2,073
  General and administrative                       2,373,863                890,942              3,647,751
                                                ------------           ------------           ------------
      Total Expenses                               2,375,489                891,389              3,687,203
                                                ------------           ------------           ------------

Net loss from Operations                          (2,375,489)              (891,389)            (3,687,203)

Provision for Income Taxes:
  Income Tax Benefit                                      --                     --                     --
                                                ------------           ------------           ------------

Net Income (Loss) for the period                $ (2,375,489)          $   (891,389)          $ (3,687,203)
                                                ============           ============           ============

Basic and Diluted Earnings Per
 Common Share                                   $      (0.04)          $      (0.02)
                                                ------------           ------------
Weighted Average number of Common
 Shares used in per share calculations            64,885,534             59,344,601
                                                ============           ============


   The accompanying notes are an integral part of these financial statements.

                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from September 26, 2006 (inception) to December 31, 2012
                           (Expressed in U.S. Dollars)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Balance, September 26, 2006
(Date of Inception)                          --    $    --         --    $   --     $     --      $        --      $      --
Stock Issued for cash at $0.001
 per share on December 1, 2006       18,000,000     18,000         --        --           --               --         18,000
Net Loss for the Period from
 inception on September 26, 2006
 to December 31, 2006                        --         --         --        --           --           (7,165)        (7,165)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2006           18,000,000     18,000         --        --           --           (7,165)        10,835
                                     ==========    =======   ========    ======     ========      ===========      =========
Stock Issued for cash at $0.002
 per share on April 12, 2007         18,000,000     18,000         --        --       18,000               --         36,000
Net Loss for the Year ended
 December 31, 2007                           --         --                   --           --          (27,267)       (27,267)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2007           36,000,000     36,000         --        --       18,000          (34,432)        19,568
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2008                           --         --         --        --           --          (16,304)       (16,304)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2008           36,000,000     36,000         --        --       18,000          (50,736)         3,264
                                     ==========    =======   ========    ======     ========      ===========      =========
Net Loss for the Year ended
 December 31, 2009                           --         --         --        --           --          (11,011)       (11,011)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2009           36,000,000     36,000         --        --       18,000          (61,747)        (7,747)
                                     ==========    =======   ========    ======     ========      ===========      =========
Shares issued and issuable at
 0.001 per share pursuant to an
 agreement on March 24, 2010         18,274,000     18,274    105,000       105           --               --         18,379
Stock issued for cash at 0.333
 per share on May 15, 2010                6,000          6         --        --        1,994               --          2,000
Stock issued for cash at 0.333
 per share on May 22, 2010                  400         --         --        --          132               --            132
Stock issuable for cash at 0.15
 on December 14, 2010                        --         --    470,000       470       70,030               --         70,500
Stock issued for debt at 0.25
 per share to a Related Party
 on December 30, 2010                   717,600        718         --        --      178,682               --        179,400
Net Loss for the Year ended
 December 31, 2010                           --         --         --        --           --         (358,578)      (358,578)
                                     ----------    -------   --------    ------     --------      -----------      ---------
Balance, December 31, 2010           54,998,000    $54,998    575,000    $  575     $268,838      $  (420,325)     $ (95,914)
                                     ==========    =======   ========    ======     ========      ===========      =========
Stock issued for cash at $0.001
 per share on January 13, 2011          105,000    $   105   (105,000)    $(105)    $     --      $        --      $      --
Stock issued for cash at $0.001
 per share on January 13, 2011          470,000        470   (470,000)     (470)          --               --             --
To record forfeiture of stock at
 $0.001 per share                      (250,000)      (250)        --        --          250               --             --
Stock issued at $0.17 per share
 pursuant to an agreement on
 January 27, 2011                       200,000        200         --        --       33,800               --         34,000
Stock issued at $0.12 per share
 pursuant to agreements
 February 7, 2011                     2,000,000      2,000         --        --      238,000               --        240,000
Stock issued for cash at $0.15
 per share on March 4, 2011,
 less 10% cost of issue                 633,667        634         --        --       84,911               --         85,545
Stock issued for cash at $0.15
 per share on March 31, 2011,
 less 10% cost of issue                  50,000         50         --        --        6,700               --          6,750

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from September 26, 2006 (inception) to December 31, 2012
                           (Expressed in U.S. Dollars)
                                   (continued)

                                                                                                     Deficit
                                                                 Common Stock                      Accumulated
                                          Common Stock             Issuable        Additional        During
                                       -------------------    ------------------     Paid-In       Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital         Stage          Equity
                                       ------       ------    ------      ------     -------         -----          ------
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --         --        49,667            --          50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --         --        48,000            --          48,750

Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --         --        96,000            --          97,500
Stock issued for debt at $0.10
 per share on August 29, 2011           250,000        250         --         --        24,750            --          25,000
Stock issued at $0.07 per share for
compensation to Vice President on
October 31, 2011                        250,000        250         --         --        17,250            --          17,500
Stock cancelled at $0.12 per share
 on October 31, 2011 from the
 original issuance on
 February 7, 2011                      (500,000)      (500)         --         --      (59,500)           --         (60,000)
Net Loss for the Year ended
December 31, 2011                            --         --          --         --           --      (891,389)       (891,389)
                                     ----------    -------    --------    -------   ----------   -----------     -----------
Balance, December 31, 2011           60,790,001    $60,790          --    $    --   $  808,666   $(1,311,714)    $  (442,258)
                                     ==========    =======    ========    =======   ==========   ===========     ===========
Stock issued at $0.18 per share
 for debt to a Vice President on
 April 11, 2012                         250,000        250          --         --       44,750            --          45,000
Stock issued at $0.17 per share
 for compensation to a Vice
 President on June 20, 2012             500,000        500          --         --       84,500            --          85,000
Stock issued at $0.17 per share
 for investor relations services
 to the Chairman on June 20, 2012       750,000        750          --         --      126,750            --         127,500
Stock issued at $0.17 per share
 pursuant to a committed
 employment agreement with the
 CEO on June 20, 2012                 3,000,000      3,000          --         --      507,000            --         510,000
Stock issued at $0.15 for
 consulting services on
 July 17, 2012                        3,000,000      3,000          --         --      447,000            --         450,000
Stock issued at $0.22 for
 consulting services on
 August 3, 2012                         250,000        250          --         --       54,750            --          55,000
Stock issued at $0.24 for
 consulting services on
 August 30, 2012                        300,000        300          --         --       71,700            --          72,000
Stock issued for cash at $0.15
 per share on October 17, 2012          120,000        120          --         --       17,880            --          18,000
Stock issued for cash at $0.15
 per share on October 24, 2012          200,000        200          --         --       29,800            --          30,000
Stock issued for cash at $0.15
 per share on October 25, 2012          100,000        100          --         --       14,900            --          15,000
Stock issued for cash at $0.15
 per share on November 14, 2012           6,700          7          --         --          993            --           1,000
Stock issued at $0.22 per share
 for investor relations services
 on December 12, 2012                   150,000        150          --         --       32,850            --          33,000
Stock issued at $0.15 per share
 for investor relations services
 on December 27, 2012                   150,000        150          --         --       22,350            --          22,500
Net Loss for the Year ended
 December 31, 2012                           --         --          --         --           --    (2,375,489)     (2,375,489)
                                     ----------    -------    --------    -------   ----------   -----------     -----------
Balance, December 31, 2012           69,566,701    $69,567          --    $    --   $2,263,889   $(3,687,203)    $(1,353,747)
                                     ==========    =======    ========    =======   ==========   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                                Period from
                                                                                                             September 26, 2006
                                                                  For the Year           For the Year       (Date of inception)
                                                                     Ended                  Ended                 through
                                                                  December 31,           December 31,           December 31,
                                                                      2012                   2011                   2012
                                                                  ------------           ------------           ------------
Operating Activities:
  Net Loss                                                        $ (2,375,489)          $   (891,389)          $ (3,687,203)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses incurred on our behalf by Related Parties                817,322                389,762              1,247,238
     Impairment of Long Term Assets                                         --                     --                 27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                         --                     --                 76,000
     Stock issued to Vice President for debt and services
      to the Chairman, respectively                                     45,000                 48,750                 93,750
     Stock issued to Vice President and CEO/President for
      compensation, respectively                                        85,000                235,000                320,000
     Stock issued to Chairman for investor relations services          127,500                     --                127,500
     Stock issued to CEO/President for committed employment
      agreement                                                        510,000                     --                510,000
     Stock issued and issuable for services to Related Party                --                 60,000                 60,000
     Stock issued for services to Non-Related Parties                  632,500                 34,000                666,500
     Stock issued for interest bearing loan payable                         --                 25,000                 25,000
     Finance and interest charges added to loan payable                 11,626                 10,347                 21,973
     Accounts payable and accrued liabilities                           65,428                 11,847                134,699
                                                                  ------------           ------------           ------------
Net Cash Provided from Operating Activities                            (81,113)               (76,683)              (377,164)
                                                                  ------------           ------------           ------------
Investing Activities:
  Mineral property option payment                                           --                     --                 (9,000)
                                                                  ------------           ------------           ------------
Net Cash Used in Investing Activities                                       --                     --                 (9,000)
                                                                  ------------           ------------           ------------
Financing Activities:
  Repayment to Related Parties for expenses paid on our behalf        (113,730)              (102,161)              (215,891)
  Non-interest bearing loans from Related Parties                      107,350                 20,000                127,350
  Repayment of Related Parties loans                                   (13,100)                    --                (13,100)
  Related Party Loan, converted to stock                                    --                     --                103,400
  Proceeds from loan payable                                            40,000                 15,000                 55,000
  Common stock issued and issuable for cash, respectively               64,000                142,295                332,927
                                                                  ------------           ------------           ------------
Net Cash Provided from Financing Activities                             84,520                 75,134                389,686
                                                                  ------------           ------------           ------------

Net Increase (Decrease) in Cash                                          3,407                 (1,549)                 3,522
                                                                  ------------           ------------           ------------

Cash, Beginning of the Period                                              115                  1,664                     --
                                                                  ------------           ------------           ------------

Cash, End of the Period                                           $      3,522           $        115           $      3,522
                                                                  ============           ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                          $         --           $         --           $         --
                                                                  ============           ============           ============
  Cash paid for income taxes                                      $         --           $         --           $         --
                                                                  ============           ============           ============
  Expenses incurred on our behalf and loans from
   Related Parties exchanged for 250,000 and
   717,600 Common shares on April 11, 2012 and
   December 31, 2010                                              $     45,000           $         --           $    224,400
                                                                  ============           ============           ============

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


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

Effective January 12, 2010, the Company's Certificate of Incorporation was changed and the name of the Company was changed to Casey Container Corp. ("Casey"). Casey designs and will custom manufacture biodegradable PET and other polymer plastic preforms that become PET and other polymer plastic bottles and containers, for such product lines as bottled water, bottled beverages and other consumer products. Casey has a non-exclusive supply and license agreement with Bio-Tec Environmental, LLC. Casey currently is considered a "shell" company inasmuch as it is not in production and has no revenues, employees or material assets.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)
The Company has net operating loss carryovers of $3,687,203 and $1,311,714 for the years ended December 31, 2012 and 2011 respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                                               December 31,        December 31,
                                                  2012                2011
                                              ------------        ------------

Net operating loss carryovers                 $  3,687,203        $  1,311,714
                                              ============        ============
Effective tax deferred asset (30% tax rate)   $  1,106,161        $    393,514
Impairment of tax deferred asset              $ (1,106,161)       $   (393,514)
                                              ------------        ------------
Net tax deferred asset                        $          0        $          0
                                              ============        ============

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2012, the Company had no potentially dilutive securities. The basic and diluted net loss per share was $ (0.04) and $ (0.02) for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011 the Net Loss was $ (2,375,489) and $ (891,389), respectively. For the years ended December 31, 2012 and 2011, the Weighted Average Number of Common shares used in per share calculations was 64,885,534 and 59,344,601 respectively.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan. In the years ended December 31, 2012 and 2011, the Company issued 1,250,000 and 2,750,000 Common shares with a value of $212,500 and $235,000 respectively, which represented the closing price of the Company's Common shares on the date of each issuance.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management, as of December 31, 2012 and 2011. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity mush have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actual trade in active markets.

Level 2: The Financial Accounting Standards Board ("FASB") acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, FASB provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from Levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. FASB describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date." Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made my market participants.

RECENT ACCOUNTING PRONOUNCEMENTS - FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has analyzed all recent accounting pronouncements and determined none would have a material impact on the Company's financial statements.

2. GOING CONCERN

The Company incurred net losses of $3,687,203 for the period from September 26, 2006 (Date of Inception) through December 31, 2012 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and services and borrow from its directors, officers, related and non-related parties, reduce its cash expenses and continue to raise sufficient equity capital for cash, but there can be no assurance the Company will be successful in raising the equity capital for cash. The ability of the Company to continue as a going concern is dependent on receiving sufficient sources of cash equity capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

As of December 31, 2012 and 2011, respectively, the Company does not own any property and/or equipment.

4.  INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

The Company recorded an asset Contract Rights for $18,379 as disclosed in Note 5 Stockholders' Equity at December 31, 2010. The Product Purchase Agreement ("PPA") is between the Company and Taste of Aruba (U.S.), Inc., a related party (see Note 5 "Stockholders' Equity" and Note 6 "Related Party Transactions"). The PPA does not provide

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


4. INTANGIBLES (continued)

a performance guaranty to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guaranty damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount of $18,379 in 2010.

5. STOCKHOLDERS' EQUITY

At December 31, 2012 and 2011, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At December 31, 2012 and 2011, the Company had 69,566,701 and 60,790,001 Common shares issued and outstanding, respectively.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


5. STOCKHOLDERS' EQUITY (continued)

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


5. STOCKHOLDERS' EQUITY (continued)

On August 29, 2011, the Company issued 250,000 restricted Common shares in exchange for a non-interest bearing cash loan of $15,000 made by a non-Related party at $0.10 per share (the closing price on August 29, 2011) and recorded a financing fee on conversion of $10,000, which was expensed in the quarter ended September 30, 2011 (see Note 10 "Non-Interest Bearing Loan").

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

On April 11, 2012, the Company issued 250,000 shares to its Vice President in exchange for $45,000 of accounts payable, at $0.18 per share, the closing price of the Company's Common shares on the OTC.BB.

On June 20, 2012, the Company issued 500,000 shares to its Vice President for compensation of $85,000; issued 750,000 shares to its Chairman for investor relations services of $127,500 paid on behalf of the Company and issued 3,000,000 shares to its CEO/President for a committed five-year employment agreement of $510,000. The amounts were expensed. The shares were valued at $0.17 per share, the closing price of the Company's Common shares on the OTC.BB.

On July 17, 2012, the Company issued 3,000,000 shares for consulting and investor relations services for $450,000, at $0.15 per share, the closing price of the Company's Common shares on the OTC.BB. The amount was expensed.

On August 3, 2012, the Company issued 250,000 shares for consulting and investor relations services for $55,000, at $0.22 per share, the closing price of the Company's Common shares on the OTC.BB. The amount was expensed.

On August 30, 2012, the Company issued 300,000 shares for consulting and investor relations services for $72,000, at $0.24 per share, the closing price of the Company's Common shares on the OTC.BB. The amount was expensed.

On October 17, 24, 25, 2012 and November 14, 2012, the Company issued 426,700 shares for cash to non-related parties, at $0.15 per share, a discount from the October 17, 2012 $0.29 per share closing price, the commitment date, of the Company's Common shares on the OTC.BB. The discount is due to volatility, lack of liquidity and restrictions on the Company's Common shares on the OTC.BB.

On December 12, 2012, the Company issued 150,000 shares for consulting and investor relations services for $33,000, at $0.22 per share, the closing price of the Company's Common shares on the OTC.BB. The amount was expensed.

On December 27, 2012, the Company issued 150,000 shares for consulting and investor relations services for $22,500, at $0.15 per share, the closing price of the Company's Common shares on the OTC.BB. The amount was expensed.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


6. RELATED PARTY TRANSACTIONS

As of December 31, 2012 and 2011, $1,031,347 and $327,755, respectively is due to Company officers for unpaid expenses and fees. Terry W. Neild, Chairman of the Board and Secretary made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see Note 4 "Intangible Assets" and Note 5 "Stockholders' Equity"). On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing note (see "Note 10 "Non-Interest Bearing Loan"). On February 7, 2011, 1,000,000 shares were issued to a related party in connection with a verbal agreement for investor relations, consulting and capital raising services and on October 31, 2011, the Company cancelled 500,000 of the original shares issued regarding performance under the verbal agreement. (see Note 5 "Stockholders' Equity"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. On February 10, 2012, the CEO/President loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, the CEO/President loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012 (see Note 10 "Non-Interest Bearing Loans"). On April 11, 2012, 250,000 shares of Restricted Common shares were issued to a Vice President, at $0.18 per share (the closing price of the Common shares on April 11, 2012), in exchange for amounts owed to the Vice President. On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan (see Note 10 "Non-Interest Bearing Loans"). On May 21 and 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan (see Note 10 "Non-Interest Bearing Loans"). The amounts outstanding to Related Parties (all amounts unsecured) at December 31, 2012 and 2011, respectively, follows:

                                                December 31,        December 31,
                                                   2012                2011
                                                ----------          ----------
Unpaid expenses and fees to Officers/Directors  $1,031,347          $  327,755
                                                ==========          ==========
Non-interest bearing loans to Related Parties:
  Non-Officer/Director                          $   22,000          $   20,000
  Chairman Of Board and Officer                 $   50,250          $       --
  Vice President and Director                   $   42,000          $       --
                                                ----------          ----------
      Total                                     $  114,250          $   20,000
                                                ==========          ==========

7. STOCK OPTIONS

At December 31, 2012 and 2011, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

8. ADVERTISING

The Company expenses its advertising as incurred. The Company has not incurred any advertising expense as of December 31, 2012 and 2011. As of December 31, 2012 and 2011, the Company incurred $751,280 and $211,491, respectively, in investor relations services, which the Company classifies as General and Administrative expenses rather than advertising.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


9. RATHBOURNE MERCANTILE LTD./LANKFORD CONSULTING, INC. AGREEMENTS

On March 26, 2012, the Company entered into a Consulting Agreement with Rathbourne Mercantile Ltd. ("Rathbourne"), effective March 22, 2012, for investor relations services and introductions to potential equity investors. Remuneration was $37,500 for an independent valuation report of the Company and its business strategies and plans. If Rathbourne introduced the Company to an investor and the Company successfully completed a cash equity financing with the party introduced, Rathbourne would receive a 7% cash finder's fee of the gross amount funded and 7% of the issued shares of the Company after successful funding. The Company was introduced by Rathbourne to ARG Vermogensverwaltung AG, a private equity investment fund based in Munich, Germany, who issued a Letter of Interest to facilitate a financing of the Company, initially for $5 million, later increased to $10 million. On August 3, 2012, the Company and Rathbourne signed a Novation of its Consulting Agreement, substituting Lankford Consulting, Inc., with no changes to the original Consulting Agreement. On August 3, 2012, the Company issued 250,000 Restricted Common shares, to Rathbourne for consulting services for $55,000, which was expensed (see Note 5 "Stockholders' Equity").

10. NON-INTEREST BEARING LOANS

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan (see "Related Party Transactions"). On June 29, 2011, the Company borrowed $15,000 from a nonrelated party with a $5,000 financing fee, evidenced by a Promissory Note. On August 29, 2011, the nonrelated party exchanged the Promissory Note for 250,000 Common shares at $0.06 per share, a $0.04 discount from the closing price of $0.10 per share of the Company's Common stock on the OTC.BB. The Company expensed the $0.04 discount per share for a value of $10,000 in the period ending September 30, 2011. On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. On February 10, 2012, the CEO/President loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012 (see Note 6 "Related Party Transactions"). On February 22, 2012, the CEO/President loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012 (see Note 6 "Related Party Transactions"). On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan (see Note 6 "Related Party Transactions"). On May 21 and 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan (see Note 6 "Related Party Transactions"). All outstanding principal and accrued interest are due upon the receipt of a cash equity financing (see Note 9 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc. Agreements"). The amounts of all non-interest bearing loans outstanding at December 31, 2012 and 2011, respectively, are to Related Parties (all amounts are unsecured - see Note 6, "Related Party Transactions) follows:

                                                  December 31,      December 31,
                                                     2012              2011
                                                   --------          --------
Non-interest bearing to Non-Related Parties:
  Non-Officer/Director                             $ 22,000          $ 20,000
  Chairman Of Board and Officer                    $ 50,250          $     --
  Vice President and Director                      $ 42,000          $     --
                                                   --------          --------
      Total                                        $114,250          $ 20,000
                                                   ========          ========

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2012 and 2011


11. INTEREST BEARING LOAN

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000, in an interest bearing Promissory Note at 8% per annum and a one-time financing fee of $9,900. The financing fee was expensed in the period ending September 30, 2011. On August 27, 2012, the Company borrowed $40,000 in a ninety-day non-interest bearing Promissory Note and a one-time financing fee of $10,000, which was expensed, from a non-related party. Interest is accrued on both loans. The loans, one-time financing fees and unpaid accrued interest is due upon the Company's receipt of a cash equity funding (see Note 9 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc. Agreements"). The amounts of all interest bearing loans outstanding at December 31, 2012 and 2011, respectively, are not in default, are not secured and accrued interest was recorded in the respective years, follows:

                                                  December 31,      December 31,
                                                     2012              2011
                                                   --------          --------
Interest bearing to Non-Related Parties:
  Non-Related Party - principal                    $ 24,900          $ 24,900
  Cumulative interest accrued                      $  1,650          $    447
  Non-Related Party - principal                    $ 50,000          $     --
  Cumulative interest accrued                      $    423          $     --
                                                   --------          --------
      Total                                        $ 76,973          $ 25,347
                                                   ========          ========

12. SUBSEQUENT EVENTS

Management has evaluated events and determined there are no subsequent events to the year ended December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Casey Container Corp., whose one year term will expire 01/12/14 or at such a time as their successor(s) shall be elected and qualified are as follows:

Name              Age   Position             Date First Elected     Term Expires
----              ---   --------             ------------------     ------------
Terry W Neild     72    Chairman             1/12/10 (Appointed)       01/12/14
                        & Secretary

Martin Nason      68    President            1/12/10 (Appointed)       01/12/14
                        CEO & CFO

James Casey       67    Vice President       1/12/10 (Appointed)       01/12/14
                        of Technical Services
                        & Director

Robert Seaman     66    Director             1/12/10 (Appointed)       01/12/14
                        VP of Operations

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

RESUMES

EXECUTIVE OFFICERS AND DIRECTORS

Mr. James Casey, Mr. Terry Neild and Mr. Robert Seaman were appointed as Directors of the Company in 2010. Mr. Casey filled the position of President, Mr. Terry Neild, Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman is the Vice- President-Operations. Subsequent to December 31, 2010 both Mr. Neild and Mr. Casey resigned from their positions and Martin R Nason was appointed Chief Executive Officer, Chief Financial Officer, and President. Mr. Neild remains Chairman of the Board and Mr. Casey was appointed Executive Vice-President of Technical Services and remains a director.

Mr. Martin Nason, age 68, has over 35 years experience as a Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer with financial, operating, strategic, planning, manufacturing, marketing, and distribution experience, mostly with high growth domestic and international private and publically-owned companies. Mr. Nason was founder an former Director of a California Regional Bank and was Senior Executive Vice-President and Chief Operating Officer of Vidal Sassoon, Inc., a $165 million international hair care and cosmetics company sold in 1983 to Richardson-Vicks, Inc., now a division of Proctor and Gamble. He was Chief Financial Officer of WCT Communications, a switch-based long distance company which grew to $150 million in sales and was sold to Frontier Corp. (formerly Rochester Telephone) in 1995. Mr. Nason has taken several companies public and consulted for a variety of consumer products companies.

Mr. James Casey, age 67, has more then 30 years experience in sales, marketing and distribution. Previously he served in a senior management position with the US Industrial Chemical Co where he gained extensive experience in plastic extrusion methods, blow molding of plastic containers. At Merck Darmstadt in West Germany, Mr. Casey was responsible, for the company's leading edge generic engineering products that were marketed to medical schools, pharmaceutical companies, various research organizations and the US Food and Drug Administration. Mr. Casey is an alumnus of Loyola College in Baltimore where he received his B.S. in Chemistry and Biochemistry. He served as a Naval Aviator from 1968 to 1971.

Mr. Terry Neild, age 72, was previously President and CEO of Clearly Canadian Beverage Corporation and Jolt Beverages Corporation, both successful retail specialty beverage and bottled water companies. Throughout his 35-year career as a business leader and innovator, Mr. Neild has built a depth of proven entrepreneurial skills in a variety of industries. He has guided the development of several start-up companies; bringing them to a substantial success. Mr. Neild, who is a Certified Management Accountant, has held senior financial positions in Fortune 500 companies.

Mr. Robert ("Bob") Seaman, age 66, has a wealth of bottling and manufacturing industry experience. He has held numerous leadership positions in his 37 years of work in manufacturing, mechanical engineering, and machine installation and repairs. He has installed, tested, repaired and run bottling equipment in many foreign countries and most US states, producing a vast array of product containers. In the water sector alone, Seaman has set up bottling plants for Fiji Water, Ozarka Water, Penta Water and many others. He holds a Bachelor's Degree in Industrial Engineering from Purdue University and held the rank of Sgt. E-7 in the United States Army

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Terry Neild     2012     0         0           0            0          0            0             0         0

Martin Nason    2012     0         0           0            0          0            0             0         0

James Casey     2012     0         0           0            0          0            0             0         0

Robert Seaman   2012     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                           Stock Awards
          ---------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Casey Containers' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

   Name and Address                       No. of               Percentage
 of Beneficial Owner (1)                  Shares              of Ownership:
 -----------------------                  ------              -------------
Terry W Neild - Director                 9,736,900                 14%
7255 East San Alfredo Drive,
Scottsdale, AZ 85258

Martin R Nason - Officer                 7,000,000                 10%
7825 N Calle Caballeros
Paradise Valley, AZ 85253

Robert V Seaman - Officer                2,150,000                  3%
9208 49th Terrance N
St. Petersburg, FL 33708

James T Casey - Officer                  3,469,700                  5%
1120 Old Country Rd
Severa Park, MD 21146

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

  Name and Address
of Beneficial Owner (1)
of more that 5% of our                      No. of             Percentage
    Common Stock                            Shares            of Ownership:
    ------------                            ------            -------------
Terry W Neild                              9,736,900               14%
7255 East San Alfredo Drive,
Scottsdale, AZ 85258

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Terry Neild, Chairman of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

Terry W. Neild, Chairman of the Board of Directors, made several non-interest bearing cash loans totaling $103,400 and for expenses incurred of $76,000 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans and outstanding expenses incurred on behalf of the Company for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. On May 21 and 30, 2012, Mr. Neild loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loans. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc.

Martin R Nason, President and Chief Executive Officer, made several non-interest bearing cash loans totaling $8,100. On February 10, 2012, Mr. Nason loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, Mr. Nason loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012.

James T Casey, Executive Vice-President of Technical Services, made several non-interest bearing cash loans totaling $42,000. On April 18 and May 17, 2012, Mr. Casey loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. On April 11, 2012, Mr. Casey received 250,000 shares of Restricted Common shares were issued to a Vice President, at $0.18 per share (the closing price of the Common shares on April 11, 2012), in exchange for amounts owed to the Vice President.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $4,750 for audit-related services, $450 tax services, and other services were $5,250 during the year ending December 31, 2012.

The total fees charged to the company for audit services were $4,750 for audit-related services $250, tax services and other services were $5,250 during the year ended December 31, 2011.

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

 101         Interactive Data Files pursuant to Rule            To be filed by Amendment
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on March 29, 2013.

Casey Container, Corp.


/s/ Martin R Nason
-----------------------------------------
Martin R Nason,
Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer