Form 10-K/A
period 2012-12-31
CASEY CONTAINER CORP
filed 2013-04-08
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on April 5, 2013.

Casey Container, Corp.


/s/ Martin R Nason
-----------------------------------------
Martin R Nason,
Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer