Form 10-Q
period 2013-03-31
CASEY CONTAINER CORP
filed 2013-05-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,166,701 shares outstanding as of May 6, 2013.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                                 March 31, 2013
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                   Unaudited as of         Audited as of
                                                                    March 31, 2013       December 31, 2012
                                                                    --------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $        50           $     3,522
                                                                      -----------           -----------
      Total Current Assets                                                     50                 3,522
                                                                      -----------           -----------

      Total  Assets                                                   $        50           $     3,522
                                                                      ===========           ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                            $   156,624           $   134,699
  Non-interest Bearing Loans From Related Parties                         119,100               114,250
  Interest Bearing Loans                                                   76,845                76,973
  Due to Related Parties                                                1,200,327             1,031,347
                                                                      -----------           -----------
      Total Current Liabilities                                         1,552,896             1,357,269
                                                                      -----------           -----------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 69,566,701 shares issued and outstanding at March 31, 2013
 and December 31, 2012                                                     69,567                69,567
Additional Paid-in-Capital                                              2,226,389             2,263,889
Deficit accumulated during development stage                           (3,848,802)           (3,687,203)
                                                                      -----------           -----------
      Total Stockholders' Equity                                       (1,552,846)           (1,353,747)
                                                                      -----------           -----------

      Total Liabilities and Stockholders' Equity                      $        50           $     3,522
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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                              Period from
                                                                                           September 26, 2006
                                                For the Three          For the Three       (Date of inception)
                                                Months Ended           Months Ended             through
                                               March 31, 2013         March 31, 2012         March 31, 2013
                                               --------------         --------------         --------------
REVENUES:
  Revenues                                      $         --           $         --           $         --
                                                ------------           ------------           ------------
      Total Revenues                                      --                     --                     --
                                                ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                                  --                     --                 10,000
    Impairment of property                                --                     --                 27,379
    Interest                                            (128)                   298                  1,945
    General and administrative                       161,727                242,362              3,809,478
                                                ------------           ------------           ------------
      Total Expenses                                 161,599                242,660              3,848,802
                                                ------------           ------------           ------------

Net loss from Operations                            (161,599)              (242,660)            (3,848,802)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                      --                     --                     --
                                                ------------           ------------           ------------

Net Income (Loss) for the period                $   (161,599)          $   (242,660)          $ (3,848,802)
                                                ============           ============           ============

Basic and Diluted Earnings Per Common Share     $      (0.00)          $      (0.00)
                                                ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                   69,421,701             60,790,001
                                                ============           ============

                 The accompanying notes are an integral part of
                       these interim financial statements

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2013
                           (Expressed in U.S. Dollars)

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)

                                                                                                     Deficit
                                                                 Common Stock                       Accumulated
                                          Common Stock             Issuable         Additional        During
                                       -------------------    ------------------      Paid-In       Development   Stockholders
                                       Shares       Amount    Shares      Amount      Capital         Stage          Equity
                                       ------       ------    ------      ------      -------         -----          ------
Stock issued for cash at $0.15
 per share on April 21, 2011            333,334        333         --         --         49,667            --          50,000
Stock issued at $0.065 per share
 for reimbursement of services to
 the Chairman on June 17, 2011          750,000        750         --         --         48,000            --          48,750

Stock issued at $0.065 per share
 for compensation to President and
 Chief Executive Officer on
 June 17, 2011                        1,500,000      1,500         --         --         96,000            --          97,500
Stock issued for debt at $0.10
 per share on August 29, 2011           250,000        250         --         --         24,750            --          25,000
Stock issued at $0.07 per share for
compensation to Vice President on
October 31, 2011                        250,000        250         --         --         17,250            --          17,500
Stock cancelled at $0.12 per share
 on October 31, 2011 from the
 original issuance on
 February 7, 2011                      (500,000)      (500)         --         --       (59,500)           --         (60,000)
Net Loss for the Year ended
December 31, 2011                            --         --          --         --            --      (891,389)       (891,389)
                                     ----------    -------    --------    -------    ----------   -----------     -----------
Balance, December 31, 2011           60,790,001     60,790          --         --       808,666    (1,311,714)       (442,258)
                                     ==========    =======    ========    =======    ==========   ===========     ===========
Stock issued at $0.18 per share
 for debt to a Vice President on
 April 11, 2012                         250,000        250          --         --        44,750            --          45,000
Stock issued at $0.17 per share
 for compensation to a Vice
 President on June 20, 2012             500,000        500          --         --        84,500            --          85,000
Stock issued at $0.17 per share
 for investor relations services
 to the Chairman on June 20, 2012       750,000        750          --         --       126,750            --         127,500
Stock issued at $0.17 per share
 pursuant to a committed
 employment agreement with the
 CEO on June 20, 2012                 3,000,000      3,000          --         --       507,000            --         510,000
Stock issued at $0.15 for
 consulting services on
 July 17, 2012                        3,000,000      3,000          --         --       447,000            --         450,000
Stock issued at $0.22 for
 consulting services on
 August 3, 2012                         250,000        250          --         --        54,750            --          55,000
Stock issued at $0.24 for
 consulting services on
 August 30, 2012                        300,000        300          --         --        71,700            --          72,000
Stock issued for cash at $0.15
 per share on October 17, 2012          120,000        120          --         --        17,880            --          18,000
Stock issued for cash at $0.15
 per share on October 24, 2012          200,000        200          --         --        29,800            --          30,000
Stock issued for cash at $0.15
 per share on October 25, 2012          100,000        100          --         --        14,900            --          15,000
Stock issued for cash at $0.15
 per share on November 14, 2012           6,700          7          --         --           993            --           1,000
Stock issued at $0.22 per share
 for investor relations services
 on December 12, 2012                   150,000        150          --         --        32,850            --          33,000
Stock issued at $0.15 per share
 for investor relations services
 on December 27, 2012                   150,000        150          --         --        22,350            --          22,500
Net Loss for the Year ended
 December 31, 2012                           --         --          --         --            --    (2,375,489)     (2,375,489)
                                     ----------    -------    --------    -------    ----------   -----------     -----------
Balance, December 31, 2012           69,566,701     69,567          --         --     2,263,889    (3,687,203)     (1,353,747)
                                     ==========    =======    ========    =======    ==========   ===========     ===========
Stock cancelled at $0.24 per
 share on January 15, 2013
 from the original issuance on
 August 30, 2012                       (300,000)      (300)         --          --      (71,700)                      (72,000)
Stock cancelled at $0.22 per
 share on January 15, 2013 from
 the original issuance on
 December 12, 2012                     (150,000)      (150)         --          --      (32,850)                      (33,000)
Stock issued at $0.15 per share
 for investor relations services
 on February 13, 2013                   450,000        450          --          --       67,050                        67,500
Net Loss for the Period ended
 March 31, 2013                                                                                      (161,599)       (161,599)
                                     ----------    -------    --------    --------  -----------   -----------     -----------
Balance, March 31, 2013              69,566,701    $69,567          --    $     --  $ 2,226,389   $(3,848,802)    $(1,552,846)
                                     ==========    =======    ========    ========  ===========   ===========     ===========

                 The accompanying notes are an integral part of
                       these interim financial statement.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                            Period from
                                                                                                         September 26, 2006
                                                                For the Three         For the Three      (Date of inception)
                                                                Months Ended          Months Ended            through
                                                               March 31, 2013        March 31, 2012        March 31, 2013
                                                               --------------        --------------        --------------
OPERATING ACTIVITIES:
  Net Loss                                                       $  (161,599)          $  (242,660)          $(3,848,802)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Increase in expenses paid on behalf of
      the Company by Related Parties                                 175,655               216,720             1,422,893
     Impairment of Long Term Assets                                       --                    --                27,379
     Stock issued to Related Party for Expenses
      incurred on our behalf                                              --                    --                76,000
     Stock issued to Vice President for debt
      and for services to the Chairman, respectively                      --                    --                93,750
     Stock issued to President and Vice President
      for compensation                                                    --                    --               320,000
     Stock issued to Chairman for investor relations
      services                                                            --                    --               127,500
     Stock issued to CEO/President for committed
      employment agreement                                                --                    --               510,000
     Stock issued and issuable for services to Related Party              --                    --                60,000
     Stock issued for services to Non-Related Party                   67,500                    --               734,000
     Stock issued for interest bearing loan payable                       --                    --                25,000
     Stock cancelled due to rescission of agreements                (105,000)                   --              (105,000)
     Finance and interest charges added to loan payable                 (128)                  298                21,845
     Accounts payable and accrued liabilities                         21,925                22,453               156,624
                                                                 -----------           -----------           -----------
Net Cash Provided from Operating Activities                           (1,647)               (3,189)             (378,811)
                                                                 -----------           -----------           -----------
INVESTING ACTIVITIES:
  Mineral property option payment                                         --                    --                (9,000)
                                                                 -----------           -----------           -----------
Net Cash Used in Investing Activities                                     --                    --                (9,000)
                                                                 -----------           -----------           -----------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf              (6,675)               (5,000)             (222,566)
  Non-interest bearing loan from Related Party                         4,850                15,100               132,200
  Repayment of Related party loan                                         --                (7,000)              (13,100)
  Related Party Loan, converted to stock                                  --                    --               103,400
  Proceeds from loan payable                                              --                    --                55,000
  Common stock issued and issuable for cash                               --                    --               332,927
                                                                 -----------           -----------           -----------
Net Cash Provided from Financing Activities                           (1,825)                3,100               387,861
                                                                 -----------           -----------           -----------
Net Increase (Decrease) in Cash                                       (3,472)                  (89)                   50
                                                                 -----------           -----------           -----------
Cash, Beginning of the Period                                          3,522                   115                    --
                                                                 -----------           -----------           -----------
Cash, End of the Period                                          $        50           $        26           $        50
                                                                 ===========           ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                         $        --           $        --           $        --
                                                                 ===========           ===========           ===========
  Cash paid for income taxes                                     $        --           $        --           $        --
                                                                 ===========           ===========           ===========
  Expenses incurred on our behalf and loans from Related
   Parties exchanged for 250,000 and 717,600 Common shares
   on April 11, 2012 and December 31, 2010                       $        --           $        --           $   224,400
                                                                 ===========           ===========           ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this March 31, 2013 Form 10-Q should be read in conjunction with information included in the December 31, 2012 and 2011 Form 10-K.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


2. GOING CONCERN

The Company incurred net losses of $3,848,802 for the period from September 26, 2006 (Date of Inception) through March 31, 2013 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. STOCKHOLDERS' EQUITY

At March 31, 2013 and December 31, 2012, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At March 31, 2013 and December 31, 2012, the Company has 69,566,701 and 69,566,701 Common shares issued and outstanding, respectively and no Preferred shares issued and outstanding.

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

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


4. STOCKHOLDERS' EQUITY (continued)

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

On February 25, 2011 the Board of Directors approved selling up to six million Common shares at $0.15 per share to raise cash equity to provide working capital and/or equipment to commence operations. On February 24, 2011, the closing price of its Common shares on the OTC.BB was $0.23 per share. The Board considered

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


4. STOCKHOLDERS' EQUITY (continued)

numerous factors to determine the discounted $0.15 price, including but not limited to, the average number of shares traded per day over the previous several months, the high, low and closing price range over the previous several months, the lack of liquidity for the Common shares and the lack of credit availability.

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

On July 17, 2012, the Company agreed to issue 3,000,000 shares at $0.15 per share (the closing price of the Common shares on July 17, 2012) for a value of $450,000 to Shoreline Consulting International for investor relations services, in connection with the Company's consulting agreements with Rathbourne Mercantile Ltd. and Lankford Consulting International, Inc. and the private equity fund ARG Vermogensverwaltung AG (see Note 6 "Rathbourne Mercantile Ltd. Consulting Agreement").

On August 3, 2012, the Company agreed to issue 250,000 shares at $0.22 per share (the closing price of the Common shares on August 3, 2012) for a value of $55,000 to Rathbourne Mercantile, Ltd. (see Note 6 "Rathbourne Mercantile Ltd Consulting Agreement") for consulting services. The $55,000 was expensed in the quarter ending September 30, 2012.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


4.  STOCKHOLDERS' EQUITY (continued)

On August 30, 2012, the Company agreed to issue 300,000 shares at $0.24 per share (the closing price of the Common shares on August 30, 2012) for a value of $72,000 to South Corner LLC for consulting and investor relations services. The $72,000 was expensed in the quarter ending September 30, 2012.

On October 17, 24, 25, 2012 and November 14, 2012, the Company issued 426,700 shares for $64,000 in cash to non-related parties, at $0.15 per share, a discount from the October 17, 2012, the commitment date closing price of $0.29 per share. The discount is due to volatility, lack of liquidity and restrictions on the Company's Common shares on the OTC.BB.

On December 12, 2012, the Company issued 150,000 restricted Common shares for consulting and investor relations services for $33,000, at $0.22 per share, the closing price of the Company's Common shares on the OTC.BB. The amount was expensed in the quarter ending December 31, 2012.

On December 27, 2012, the Company issued 150,000 shares for consulting and investor relations services for $22,500, at $0.15 per share, the closing price of the Company's common shares on the OTC.BB. The amount was expensed in the quarter ending December 31, 2012.

On January 15, 2013, the Company entered into a Rescission Agreement regarding the August 30, 2012 and December 12, 2012 issuances of 300,000 restricted Common shares and 150,000 restricted Common shares, respectively, due to the Company's inability to utilize the Consultant's services as expected during the terms of each of the two consulting and investor relations services agreements. The Company reversed the $72,000 and $33,000 originally recorded in the quarters ending September 30, 2012 and December 31, 2012, respectively.

On February 13, 2013, the Company signed a Consulting Agreement with the same group and issued a total of 450,000 restricted Common shares at $0.15 per share, the closing price of the Company's common shares on the OTC.BB. The Company expensed $67,500 in the quarter ending March 31, 2013.

5. RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, respectively, $1,200,327 and $1,031,347 is due to Company officers for unpaid expenses, fees and loans. Terry
W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see Note 3 "Intangible Assets" and Note 4 "Stockholders' Equity"). On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan (See Note 10 "Non-Interest Bearing Loans"). On February 7, 2011, 1,000,000 Common shares were issued to Auspice Capital LLC, a related party, in connection with a verbal agreement for investor relations, consulting and capital raising services and on October 31, 2011, the Company cancelled 500,000 of the original shares regarding performance under the verbal agreement (see Note 4 "Stockholders' Equity"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. On February 10, 2012, the Chief Executive Officer loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, the Chief Executive Officer loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012 (See Note 7 "Non-Interest

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


5.  RELATED PARTY TRANSACTIONS (continued)

Bearing Loans"). On May 21 and May 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan. On April 11, 2012, 250,000 Common shares were issued at $0.18 per share (the closing price of the Common shares on April 11, 2012) to a Vice President in exchange for amounts owed for services rendered and expensed in the period ending March 31, 2012. On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. See
Note 7, "Non-Interest Bearing Loans." On March 5, 2013, the Company borrowed $4,850 in a non-interest bearing loan, from a firm controlled by the Chairman of the Board. The amounts outstanding to Related Parties (all amounts unsecured) at March 31, 2013 and December 31, 2012, respectively follows:

                                                                March 31,          December 31,
                                                                  2013                2012
                                                               ----------          ----------
Unpaid expenses and fees to Officers/Directors                 $1,200,327          $1,031,347
                                                               ----------          ----------
Non-interest bearing loans to Related Parties
  Non Officer/Director                                             22,000              22,000
  Chairman of the Board/Officer and Controlled Entity              55,100              50,250
  Vice President and Director                                      42,000              42,000
                                                               ----------          ----------
      Total                                                    $  119,100          $  114,250
                                                               ==========          ==========

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

7.  NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a related party, loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 are outstanding as of March 31, 2013 and December 31, 2012, respectively (see Note 5 "Related Party Transactions").

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


7. NON-INTEREST BEARING LOANS (continued)

On April 18 and May 17, 2012, the Vice President Sales and Technical Services, loaned the Company $38,000 and $4,000, respectively, in non-interest bearing loans, of which $42,000 are outstanding as of March 31, 2013 and December 31, 2012, respectively (see Note 5 "Related Party Transactions").

On May 21 and May 30, 2012 and March 5, 2013, the Chairman of the Board and a controlled entity of the Chairman loaned the Company $12,000, $38,250 and $4,850, respectively, in non-interest bearing loans, of which $55,100 and $50,250 are outstanding as of March 31, 2013 and December 31, 2012, respectively (see Note 5 "Related Party Transactions").

Repayment of the above three (3) related party loans are due upon receipt of the Company's cash equity funding (see Note 6 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc.").

The amounts of all non-interest bearing loans outstanding at March 31, 2013 and December 31, 2012, respectively, are to Related Parties (all amounts are unsecured - see Note 5, "Related Party Transactions) follows:

                                                               March 31,        December 31,
                                                                 2013              2012
                                                               --------          --------
Non-interest bearing loans to Related Parties
  Non-Officer/Director                                         $ 22,000          $ 22,000
  Chairman of the Board/Officer and Controlled Entity          $ 55,100          $ 50,250
  Vice President and Director                                  $ 42,000          $ 42,000
                                                               --------          --------
      Total                                                    $119,100          $114,250
                                                               ========          ========

8. INTEREST BEARING LOANS

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000 in an interest-bearing Promissory Note, at 8% per annum and a one-time financing fee of $9,900. The financing fee was expensed in the period ending September 30, 2011. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of the first funding of equity capital from an investor group. The loan and unpaid accrued interest is unsecured and not in default.

On August 27, 2012, the Company borrowed $40,000 in a ninety day non-interest bearing Promissory Note and a one-time financing fee of $10,000 from a non-related party. The one-time financing fee was expensed in the quarter ending September 30, 2012. If the $50,000 was not paid within ninety days of the date of the Promissory Note, interest at the rate of 10% per annum would begin accruing until full payment is made. On January 31, 2013, the Company renewed the original Promissory Note, extending the maturity date to April 30, 2013. The accrued interest as of December 31, 2012 was reversed in the quarter ending March 31, 2013. The loan is unsecured.

                              CASEY CONTAINER CORP.
                        (FORMERLY SAWADEE VENTURES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2013


8. INTEREST BEARING LOANS (continued)

The amounts of all interest-bearing loans and accrued interest outstanding as of March 31, 2013 and December 31, 2012, respectively, follow:

                                                    March 31,       December 31,
                                                      2013             2012
                                                    --------         --------

Non-Related Party - principal                       $ 24,900         $ 24,900
                    cumulative accrued interest        1,945            1,650
Non-Related Party - principal                         50,000           50,000
                    cumulative accrued interest           --              423
                                                    --------         --------
      Total                                         $ 76,845         $ 76,973
                                                    ========         ========

9. SUBSEQUENT EVENTS

On April 17, 2013, the Company entered into two "Agreements To Serve On Board Of Directors," with two previously announced independent Directors. Each of the Agreements provide for compensation of $1,500 per attended Board Meeting and Committee Meeting of the Board of Directors and the issuance of 300,000 restricted Common shares at the closing price of $0.10 per share of the Company's Common shares on the OTC.BB for a value of $60,000, which will be expensed in the quarter ending June 30, 2013. The shares were physically issued on April 26, 2013. The Company has filed a Form 8-K with the Securities and Exchange Commission.

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

We incurred operating expenses of $161,599 and $242,660 for the three-month periods ended March 31, 2013 and 2012, respectively and $3,848,802 from inception to the three-month period ended March 31, 2013. These expenses consisted primarily of general and administrative expenses.

At March 31, 2013 and December 31, 2012, we had cash on hand of $50 and $3,522 respectively. Our total assets at March 31, 2013 and December 31, 2012 are $50 and $3,522. Our liabilities were $1,552,896 and $1,357,269, respectively.

As of March 31, 2013, we had an accumulated deficit from inception of $3,848,802.

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

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2013.

                   Balance Sheet Data:             3/31/13
                   -------------------           -----------
                   Cash                          $        50
                   Total assets                  $        50
                   Total liabilities             $ 1,552,896
                   Shareholders' equity          $(1,552,896)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $50 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the quarters ended March 31, 2013 and 2012 have incurred a net loss of $161,599 and $242,660, respectively.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

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