Form 10-Q
period 2013-06-30
CASEY CONTAINER CORP
filed 2013-08-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

                        Commission file number 333-140445


                              Casey Container Corp.
             (Exact Name of Registrant as Specified in Its Charter)

                                     NEVADA
         ?(State or other jurisdiction of incorporation or organization)

               7825 N Calle Caballeros, Paradise Valley, AZ 85253
          (Address of principal executive offices, including zip code.)

                                  800-234-3919
                     (Telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 82,700,034 shares outstanding as of August 12, 2013.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                                  June 30, 2013
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                     As of                  As of
                                                                 June 30, 2013        December 31, 2012
                                                                 -------------        -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $         50           $      3,522

                                                                  ------------           ------------
      Total Current Assets                                                  50                  3,522
                                                                  ------------           ------------

      Total  Assets                                               $         50           $      3,522
                                                                  ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                              92,768                134,699
  Non-interest Bearing Loans From Related
  Parties                                                               26,850                114,250
  Interest Bearing Loans                                                77,144                 76,973
  Due to Related Parties                                               774,591              1,031,347
                                                                  ------------           ------------
      Total Current Liabilities                                        971,353              1,357,269
                                                                  ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 82,200,034 and 69,566,701 shares issued and outstanding at             82,200                 69,567
 June 30, 2013 and December 31, 2012, respectively
Additional Paid-in-Capital                                           2,985,756              2,263,889
Deficit accumulated during development stage                        (4,039,259)            (3,687,203)
                                                                  ------------           ------------
      Total Stockholders' Equity                                      (971,303)            (1,353,747)
                                                                  ------------           ------------

      Total Liabilities and Stockholders' Equity                  $         50           $      3,522
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                                 Period from
                                                                                                             September 26, 2006
                                        For the Three     For the Three      For the Six      For the Six    (Date of inception)
                                         Months Ended      Months Ended      Months Ended     Months Ended        through
                                        June 30, 2013     June 30, 2012     June 30, 2013    June 30, 2012      June 30, 2013
                                        ------------      ------------      ------------     ------------       ------------
REVENUES:
  Revenues                              $         --      $         --      $         --     $         --       $         --
                                        ------------      ------------      ------------     ------------       ------------
      Total Revenues                              --                --                --               --                 --
                                        ------------      ------------      ------------     ------------       ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                          --                --                --               --             10,000
    Impairment of property                        --                --                --               --             27,379
    General and administrative               190,158           968,010           351,885        1,210,372          3,999,637
                                        ------------      ------------      ------------     ------------       ------------
      Total operating expenses               190,158           968,010           351,885        1,210,372          4,037,016
                                        ------------      ------------      ------------     ------------       ------------
OTHER EXPENSES:
  Interest                                       299               299               171              597              2,243
                                        ------------      ------------      ------------     ------------       ------------
      Total other expenses                       299               299               171              597              2,243
                                        ------------      ------------      ------------     ------------       ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                              --                --                --               --                 --
                                        ------------      ------------      ------------     ------------       ------------

Net Income (Loss) for the period        $   (190,457)     $   (968,309)     $   (352,056)    $ (1,210,969)      $ (4,039,259)
                                        ============      ============      ============     ============       ============
Basic and Diluted Earnings Per
 Common Share                           $      (0.00)     $      (0.02)     $      (0.01)    $      (0.02)
                                        ------------      ------------      ------------     ------------
Weighted Average number of Common
 Shares used in per share calculations    71,232,635        61,476,814        70,332,171       61,133,408
                                        ============      ============      ============     ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2013
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.18 per share
 for debt to a Vice President on
 April 11, 2012                         250,000    $   250          --    $    --    $   44,750   $        --    $    45,000
Stock issued at $0.17 per share
 for compensation to a Vice
 President on June 20, 2012             500,000        500          --         --        84,500            --         85,000
Stock issued at $0.17 per share
 for investor relations services
 to the Chairman on June 20, 2012       750,000        750          --         --       126,750            --        127,500
Stock issued at $0.17 per share
 pursuant to a committed
 employment agreement with the
 CEO on June 20, 2012                 3,000,000      3,000          --         --       507,000            --        510,000
Stock issued at $0.15 for
 consulting services on
 July 17, 2012                        3,000,000      3,000          --         --       447,000            --        450,000
Stock issued at $0.22 for
 consulting services on
 August 3, 2012                         250,000        250          --         --        54,750            --         55,000
Stock issued at $0.24 for
 consulting services on
 August 30, 2012                        300,000        300          --         --        71,700            --         72,000
Stock issued for cash at $0.15
 per share on October 17, 2012          120,000        120          --         --        17,880            --         18,000
Stock issued for cash at $0.15
 per share on October 24, 2012          200,000        200          --         --        29,800            --         30,000
Stock issued for cash at $0.15
 per share on October 25, 2012          100,000        100          --         --        14,900            --         15,000
Stock issued for cash at $0.15
 per share on November 14, 2012           6,700          7          --         --           993            --          1,000
Stock issued at $0.22 per share
 for investor relations services
 on December 12, 2012                   150,000        150          --         --        32,850            --         33,000
Stock issued at $0.15 per share
 for investor relations services
 on December 27, 2012                   150,000        150          --         --        22,350            --         22,500
Net Loss for the Year ended
 December 31, 2012                           --         --          --         --            --    (2,375,489)    (2,375,489)
                                     ----------    -------    --------    -------    ----------   -----------    -----------
Balance, December 31, 2012           69,566,701    $69,567          --    $    --    $2,263,889   $(3,687,203)   $(1,353,747)
                                     ==========    =======    ========    =======    ==========   ===========    ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock cancelled at $0.24 per
 share on January 15, 2013
 from the original issuance on
 August 30, 2012                       (300,000)   $  (300)       --   $     --   $   (71,700)   $        --    $   (72,000)
Stock cancelled at $0.22 per
 share on January 15, 2013 from
 the original issuance on
 December 12, 2012                     (150,000)      (150)       --         --       (32,850)            --        (33,000)
Stock issued at $0.15 per share
 for investor relations services
 on February 13, 2013                   450,000        450        --         --        67,050             --         67,500
Stock issued at $0.10 per
 share for compensation to
 Board Members on April 17, 2013        600,000        600        --         --        59,400             --         60,000
Stock issued at $0.05 per
 share for debt to consultant
 on May 20, 2013                      1,000,000      1,000        --         --        49,000             --         50,000
Stock issued at $0.06 per
 share for debt to Chairman on
 June 24, 2013                        1,533,333      1,533        --         --        90,467             --         92,000
Stock issued at $0.06 per
 share for debt to a Vice
 President on June 24, 2013           1,000,000      1,000        --         --        59,000             --         60,000
Stock issued at $0.06 per
 share for debt to the CEO on
 June 24, 2013                        8,500,000      8,500        --         --       501,500             --        510,000
Net Loss for the Period ended
 June 30, 2013                               --         --        --         --            --       (352,056)      (352,056)
                                     ----------    -------   -------   --------   -----------    -----------    -----------

Balance, June 30, 2013               82,200,034    $82,200        --   $     --   $ 2,985,756    $(4,039,259)   $  (971,303)
                                     ==========    =======   =======   ========   ===========    ===========    ===========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                          Period from
                                                                For the Six          For the Six       September 26, 2006
                                                               Months Ended         Months Ended     (Date of inception) to
                                                               June 30, 2013        June 30, 2012        June 30, 2013
                                                               -------------        -------------        -------------
OPERATING ACTIVITIES:
  Net Loss                                                     $   (352,056)        $ (1,210,969)        $ (4,039,259)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Expenses paid on our behalf by Related Parties                 321,514              374,098            1,568,752
     Impairment of Long Term Assets                                      --                   --               27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                      --                   --               76,000
     Stock issued to Vice President for debt and Chairman
      for services                                                       --               45,000               93,750
     Stock issued to President and Vice President for
      compensation                                                       --               85,000              320,000
     Stock issued to Chairman for investor relations
      services                                                           --              127,500              127,500
     Stock issued to CEO/President for committed employment
      agreement                                                          --              510,000              510,000
     Stock issued and issuable for services to Related Party             --                   --               60,000
     Stock issued for services to Non-Officer Board Members          60,000                   --               60,000
     Stock issued for services to Non-Related Party                  67,500                   --              734,000
     Stock issued for interest bearing loan payable                      --                   --               25,000
     Stock issued to Non-Related Party for conversion of
      accounts payable                                               50,000                   --               50,000
     Stock issued to Related Parties for conversion of
      accounts payable                                              569,750                   --              569,750
     Stock issued to Related Parties for conversion of loans         92,250                   --              195,650
     Accounts payables and loans due to Related Parties
      converted into stock                                         (662,000)                  --             (662,000)
     Stock cancelled due to rescission of agreements               (105,000)                  --             (105,000)
     Finance and interest charges added to loan payable                 171                  597               22,144
     Prepaid expenses                                                    --               (8,100)
   Accounts payable and accrued expenses                            (41,931)               5,354               92,768
                                                               ------------         ------------         ------------
Net Cash Provided from Operating Activities                             198              (71,520)            (273,566)
                                                               ------------         ------------         ------------
INVESTING ACTIVITIES:
  Mineral property option payment                                        --                   --               (9,000)
                                                               ------------         ------------         ------------
Net Cash Used in Investing Activities                                    --                   --               (9,000)
                                                               ------------         ------------         ------------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf             (8,520)             (20,000)            (224,411)
  Non-interest bearing loan from Related Party                        4,850              107,350              132,200
  Repayment of Related party loan                                        --              (13,100)             (13,100)
  Proceeds from loan payable                                             --                   --               55,000
  Common stock issued and issuable for cash                              --                   --              332,927
                                                               ------------         ------------         ------------
Net Cash Provided from Financing Activities                          (3,670)              74,250              282,616
                                                               ------------         ------------         ------------
Net Increase (Decrease) in Cash                                      (3,472)               2,730                   50
                                                               ------------         ------------         ------------
Cash, Beginning of the Period                                         3,522                  115                   --
                                                               ------------         ------------         ------------
Cash, End of the Period                                        $         50         $      2,845         $         50
                                                               ============         ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $         --         $         --         $         --
                                                               ============         ============         ============
  Cash paid for income taxes                                   $         --         $         --         $         --
                                                               ============         ============         ============
NON CASH ACTIVITIES:
  Expenses paid on our behalf and loans from Related
   Parties exchanged for 11,033,333, 250,000 and
   717,600 Common shares on June 24, 2013,
   April 11, 2012 and December 31, 2010                        $    662,000         $     45,000         $    886,400
                                                               ============         ============         ============
  Stock issued for services to Non-Officer Board Members             60,000                   --               60,000
  Stock issued for services to Non-Related Party                     67,500                   --              734,000
  Stock issued for interest bearing loan payable                         --                   --               25,000
  Stock issued to Non-Related Party for conversion of
   accounts payable                                                  50,000                   --               50,000
  Stock issued to Related Parties for conversion of
   accounts payable                                                 569,750                   --              569,750
  Stock issued to Related Parties for conversion of loans            92,250                   --              195,650

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this June 30, 2013 Form 10-Q should be read in conjunction with information included in the December 31, 2012 and 2011 Form 10-K.

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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


2. GOING CONCERN

The Company incurred net losses of $4,039,259 for the period from September 26, 2006 (Date of Inception) through June 30, 2013 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. STOCKHOLDERS' EQUITY

At June 30, 2013 and December 31, 2012, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At June 30, 2013 and December 31, 2012, the Company has 82,200,034 and 69,566,701 Common shares issued and outstanding, respectively and no Preferred shares issued and outstanding.

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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


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

On April 17, 2013, the Company signed two Agreements To Serve On Board Of Directors with two new independent Board of Director members and issued a total of 600,000 restricted Common shares, 300,000 to each, at $0.10 per share, the closing price of the Company's common shares on the OTC.BB. The Company expensed $60,000 in the quarter ending June 30, 2013.

On May 20, 2013, the Company signed a Debt Settlement Agreement and issued 1,000,000 restricted Common shares in exchange for $50,000 in Accounts Payable due to a creditor, at $0.05 per share, a 28.6% discount from the closing price of the Company's freely-traded Common shares of $0.07 on the OTC.BB.

On June 24, 2013, the Company signed three Debt Settlement Agreements and issued at total of 11,033,333 restricted Common shares in exchange for a total of $662,000 in amounts Due To Related Parties and Non-Interest Bearing Loans From Related Parties, of which $92,000 was owed to its Chairman ($41,750 Due To Related Parties and $50,250 Non-Interest Bearing Loans From Related Parties), $510,000 was owed to its Chief Executive Officer and President ($510,000 Due To Related Parties) and $60,000 owed to its Vice President of Sales and Technical Services ($18,000 in Due To Related Parties and $42,000 in Non-Interest Bearing Loans From Related Parties). The debt settlement was at $0.06 per share, a 14.3% discount from the closing price of its freely-traded shares of $0.07 on the OTC.BB.

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, respectively, $801,441 and $1,031,347 is due to Company officers for unpaid expenses, fees and loans. Terry W. Neild, Chief Executive Officer, Chief Financial Officer, Secretary and Director made several non-interest bearing cash loans totaling $179,400 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. Mr. Neild is also Chairman of the Board and shareholder of Taste of Aruba (U.S.), Inc. (see Note 3 "Intangible Assets" and Note 4 "Stockholders' Equity"). On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan (See Note 10 "Non-Interest Bearing Loans"). On February 7, 2011, 1,000,000 Common shares were issued to Auspice Capital LLC, a related party, in connection with a verbal agreement for investor relations, consulting and capital raising services and on October 31, 2011, the Company cancelled 500,000 of the original shares regarding performance under the verbal agreement (see
Note 4 "Stockholders' Equity"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. On February 10, 2012, the Chief Executive Officer loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, the Chief Executive Officer loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012 (See Note 7 "Non-Interest Bearing Loans"). On May 21 and May 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan. On April 11, 2012, 250,000 Common shares were issued at $0.18 per share (the closing price of the Common shares on April 11, 2012) to a Vice President in exchange for amounts owed for services rendered and expensed in the period ending March 31, 2012. On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. See
Note 7, "Non-Interest Bearing Loans." On March 5, 2013, the Company borrowed $4,850 in a non-interest bearing loan, from a firm controlled by the Chairman of the Board. On June 24, 2013, the Chairman, Chief Executive Officer and President and the Vice President Sales and Technical Services signed Debt Settlement Agreements, converting $92,000, $510,000 and $60,000, respectively of unpaid expenses, fees and loans into 1,533,333, 8,500,000 and 1,000,000, respectively of Restricted Common Shares (see Note 4 "Stockholders' Equity") at $0.06 per share. On June 24, 2013, the closing price of the Company's freely-traded shares on the OTC.BB was $0.07 per share, representing a 14.3% discount due. A Form 8-K was filed by the Company on July 1, 2013. Amounts outstanding to Related Parties, at June 30, 2013 and December 31, 2012, respectively, are unsecured:

                                                     June 30,      December 31,
                                                       2013           2012
                                                    ----------     ----------

Unpaid expenses and fees to Officers/Directors      $  801,441     $1,031,347
                                                    ----------     ----------
Non-interest bearing loans to Related Parties
  Non Officer/Director                              $   22,000     $   22,000
  Chairman of the Board/Officer and Controlled
   Entity                                           $    4,850     $   50,250
  Vice President and Director                       $       --     $   42,000
                                                    ----------     ----------
      Total                                         $   26,850     $  114,250
                                                    ==========     ==========

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


6. RATHBOURNE MERCANTILE LTD./LANKFORD CONSULTING, INC. AGREEMENTS

On March 26, 2012, the Company entered into a one-year Consulting Agreement with Rathbourne Mercantile Ltd. ("Rathbourne"), effective March 22, 2012, for investor relations services and introductions to potential equity investors. Remuneration was $37,500 for an independent valuation report of the Company, which was expensed in the quarter ending March 31, 2012. If Rathbourne introduced the Company to an investor and the Company successfully completed an equity capital financing with the party introduced, Rathbourne would receive a 7% cash finder's fee of the gross amount funded and 7% of the issued shares of the Company. The Company was introduced by Rathbourne to ARG Vermogensverwaltung AG, a private equity fund based in Munich, Germany, who issued a Letter of Interest on March 22, 2012 to facilitate a financing of the Company for approximately $5 million. On August 3, 2012, the Company and Rathbourne Mercantile Ltd. signed a Novation of Previous Consulting Agreement regarding its March 26, 2012 Consulting Agreement substituting Lankford Consulting, Inc. as the entity to perform the services. There were no changes made to the Lankford Consulting, Inc. Consulting Agreement. On August 3, 2012, the Company agreed to issue 250,000 shares to Rathbourne Mercantile Ltd. for consulting services at $0.22 per share, the closing price of the Company's Common shares on August 3, 2012 (see Note 4 "Stockholders' Equity"). On May 28, 2013, the Company issued a letter informing Langford Consulting Group and its associated companies Shoreline Consulting International and Rathbourne Mercantile Ltd, effective immediately, the Company was ending all relationships.

7. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a related party, loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 are outstanding as of June 30, 2013 and December 31, 2012, respectively (see Note 5 "Related Party Transactions"). On April 18 and May 17, 2012, the Vice President Sales and Technical Services, loaned the Company $38,000 and $4,000, respectively, in non-interest bearing loans, of which none and $42,000 are outstanding as of June 30, 2013 and December 31, 2012, respectively (see
Note 5 "Related Party Transactions").

On May 21 and 30, 2012 and March 5, 2013, the Chairman of the Board and his controlled entity the loaned the Company $12,000, $38,250 and $4,850, respectively, in non-interest bearing loans, of which $4,850 and $50,250 are outstanding as of June 30, 2013 and December 31, 2012, respectively (see Note 5 "Related Party Transactions").

On June 24, 2013, the Chairman and Vice President of Sales and Technical Services, converted $4,850 and $42,000, respectively of Non-Interest Bearing Loans into restricted Common Shares of the Company (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions").

The related party loans are due upon receipt of the Company's cash equity funding (see Note 6 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc.") or any other cash equity funding from other parties.

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (Unaudited)


7. NON-INTEREST BEARING LOANS (continued)

The amounts of all non-interest bearing loans outstanding at June 30, 2013 and December 31, 2012, respectively, are to Related Parties (all amounts are unsecured - see Note 5, "Related Party Transactions") follows:

                                                     June 30,      December 31,
                                                       2013           2012
                                                     --------       --------
Non-interest bearing loans to Related Parties
  Non-Officer/Director                               $ 22,000       $ 22,000
  Chairman of the Board/Officer and Controlled
   Entity                                            $  4,850       $ 50,250
  Vice President and Director                        $     --       $ 42,000
                                                     --------       --------
      Total                                          $ 26,850       $114,250
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

On August 27, 2012, the Company borrowed $40,000 in a ninety day non-interest bearing Promissory Note and a one-time financing fee of $10,000 from a non-related party. The one-time financing fee was expensed in the quarter ending September 30, 2012. If the $50,000 was not paid within ninety days of the date of the Promissory Note, interest at the rate of 10% per annum would begin accruing until full payment is made. On January 31, 2013, the Company renewed the original Promissory Note, extending the maturity date to April 30, 2013 and on June 22, 2013, the maturity date was extended to December 31, 2013. The accrued interest as of December 31, 2012 was reversed in the quarter ending March 31, 2013. The loan is unsecured.

The amounts of all interest-bearing loans and accrued interest outstanding as of June 30, 2013 and December 31, 2012, respectively, follow:

                                                     June 30,      December 31,
                                                       2013           2012
                                                     --------       --------

Non-Related Party - principal                        $ 24,900       $ 24,900
                    cumulative accrued interest      $  2,244       $  1,650
Non-Related Party - principal                        $ 50,000       $ 50,000
                    cumulative accrued interest      $     --       $    423
                                                     --------       --------
      Total                                          $ 77,144       $ 76,973
                                                     ========       ========

9. SUBSEQUENT EVENTS

On July 20, 2013, the Company sold for cash 400,000 restricted Common shares at $0.05 per share for $20,000. The closing price of the Company's freely-traded shares on the OTC.BB on July 19, 2013 was $0.07, a discount of 28.6% discount.

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

We incurred operating expenses of $190,158 and $968,010 for the three-month periods ended June 30, 2013 and 2012, respectively and $351,885 and $1,210,372 for the six-month periods ended June 30, 2013 and 2012, respectively. These expenses consisted primarily of general and administrative expenses.

At June 30, 2013 and December 31, 2012, we had cash on hand of $50 and $3,522 respectively. Our total assets at June 30, 2013 and December 31, 2012 are $50 and $3,522. Our liabilities were $971,353 and $1,357,269, respectively.

As of June 30, 2013, we had an accumulated deficit from inception of $4,039,259.

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

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2013.

                    Balance Sheet Data:            6/30/13
                    -------------------           ---------
                    Cash                          $      50
                    Total assets                  $      50
                    Total liabilities             $ 971,353
                    Shareholders' equity          $(971,303)

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

We have not generated any income since inception, and for the three months ended June 30, 2013 and 2012 we incurred a net loss of $190,457 and $968,309, respectively.

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

 101         Interactive Data Files pursuant to Rule            To be filed by amendment
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2013.

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