Form 10-Q/A
period 2013-06-30
CASEY CONTAINER CORP
filed 2013-08-16
CIK 1387998

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                          Period from
                                                                For the Six          For the Six       September 26, 2006
                                                               Months Ended         Months Ended     (Date of inception) to
                                                               June 30, 2013        June 30, 2012        June 30, 2013
                                                               -------------        -------------        -------------
OPERATING ACTIVITIES:
  Net Loss                                                     $   (352,056)        $ (1,210,969)        $ (4,039,259)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Expenses paid on our behalf by Related Parties                 321,514              374,098            1,568,752
     Impairment of Long Term Assets                                      --                   --               27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                      --                   --               76,000
     Stock issued to Vice President for debt and Chairman
      for services                                                       --               45,000               93,750
     Stock issued to President and Vice President for
      compensation                                                       --               85,000              320,000
     Stock issued to Chairman for investor relations
      services                                                           --              127,500              127,500
     Stock issued to CEO/President for committed employment
      agreement                                                          --              510,000              510,000
     Stock issued and issuable for services to Related Party             --                   --               60,000
     Stock issued for services to Non-Officer Board Members          60,000                   --               60,000
     Stock issued for services to Non-Related Party                  67,500                   --              734,000
     Stock issued for interest bearing loan payable                      --                   --               25,000
     Stock issued to Non-Related Party for conversion of
      accounts payable                                               50,000                   --               50,000
     Stock issued to Related Parties for conversion of
      accounts payable                                              569,750                   --              569,750
     Stock issued to Related Parties for conversion of loans         92,250                   --              195,650
     Accounts payables and loans due to Related Parties
      converted into stock                                         (662,000)                  --             (662,000)
     Stock cancelled due to rescission of agreements               (105,000)                  --             (105,000)
     Finance and interest charges added to loan payable                 171                  597               22,144
     Prepaid expenses                                                    --                   --               (8,100)
   Accounts payable and accrued expenses                            (41,931)               5,354               92,768
                                                               ------------         ------------         ------------
Net Cash Provided from Operating Activities                             198              (71,520)            (273,566)
                                                               ------------         ------------         ------------
INVESTING ACTIVITIES:
  Mineral property option payment                                        --                   --               (9,000)
                                                               ------------         ------------         ------------
Net Cash Used in Investing Activities                                    --                   --               (9,000)
                                                               ------------         ------------         ------------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf             (8,520)             (20,000)            (224,411)
  Non-interest bearing loan from Related Party                        4,850              107,350              132,200
  Repayment of Related party loan                                        --              (13,100)             (13,100)
  Proceeds from loan payable                                             --                   --               55,000
  Common stock issued and issuable for cash                              --                   --              332,927
                                                               ------------         ------------         ------------
Net Cash Provided from Financing Activities                          (3,670)              74,250              282,616
                                                               ------------         ------------         ------------
Net Increase (Decrease) in Cash                                      (3,472)               2,730                   50
                                                               ------------         ------------         ------------
Cash, Beginning of the Period                                         3,522                  115                   --
                                                               ------------         ------------         ------------
Cash, End of the Period                                        $         50         $      2,845         $         50
                                                               ============         ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $         --         $         --         $         --
                                                               ============         ============         ============
  Cash paid for income taxes                                   $         --         $         --         $         --
                                                               ============         ============         ============
NON CASH ACTIVITIES:
  Expenses paid on our behalf and loans from Related
   Parties exchanged for 11,033,333, 250,000 and
   717,600 Common shares on June 24, 2013,
   April 11, 2012 and December 31, 2010                        $    662,000         $     45,000         $    886,400
                                                               ============         ============         ============
  Stock issued for services to Non-Officer Board Members             60,000                   --               60,000
  Stock issued for services to Non-Related Party                     67,500                   --              734,000
  Stock issued for interest bearing loan payable                         --                   --               25,000
  Stock issued to Non-Related Party for conversion of
   accounts payable                                                  50,000                   --               50,000
  Stock issued to Related Parties for conversion of
   accounts payable                                                 569,750                   --              569,750
  Stock issued to Related Parties for conversion of loans            92,250                   --              195,650

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2013.

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