Form 10-Q
period 2013-09-30
CASEY CONTAINER CORP
filed 2013-11-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,700,034 shares outstanding as of November 13, 2013.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                               September 30, 2013
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                     As of                 As of
                                                                 September 30,          December 31,
                                                                     2013                   2012
                                                                 ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $        274           $      3,522
                                                                 ------------           ------------
      Total Current Assets                                                274                  3,522
                                                                 ------------           ------------

      Total  Assets                                              $        274           $      3,522
                                                                 ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                       $    117,141           $    134,699
  Non-interest Bearing Loans From Related Parties                      26,850                114,250
  Interest Bearing Loans                                               77,447                 76,973
  Due to Related Parties                                              847,336              1,031,347
                                                                 ------------           ------------
      Total Current Liabilities                                     1,068,774              1,357,269
                                                                 ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
Common Stock 250,000,000 authorized shares, par value $0.001
 82,700,034 and 69,566,701 shares issued and outstanding at            82,700                 69,567
 September 30, 2013 and December 31, 2012
Additional Paid-in-Capital                                          3,013,256              2,263,889
Deficit accumulated during development stage                       (4,164,456)            (3,687,203)
                                                                 ------------           ------------
      Total Stockholders' Equity                                   (1,068,500)            (1,353,747)
                                                                 ------------           ------------

      Total Liabilities and Stockholders' Equity                 $        274           $      3,522
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                         Period from
                                                                                                      September 26, 2006
                                   For the Three    For the Three    For the Nine     For the Nine   (Date of inception)
                                   Months Ended     Months Ended     Months Ended     Months Ended         through
                                   September 30,    September 30,    September 30,    September 30,      September 30,
                                       2013             2012             2013             2012               2013
                                   ------------     ------------     ------------     ------------       ------------
REVENUES:
  Revenues                         $         --     $         --     $         --     $         --       $         --
                                   ------------     ------------     ------------     ------------       ------------

      Total Revenues                         --               --               --               --                 --
                                   ------------     ------------     ------------     ------------       ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                     --               --               --               --             10,000
    Impairment of property                   --               --               --               --             27,379
    General and administrative          124,895          859,542          476,779        2,069,914          4,124,532
                                   ------------     ------------     ------------     ------------       ------------
      Operating Expenses                124,895          859,542          476,779        2,069,914          4,161,911
                                   ------------     ------------     ------------     ------------       ------------
Other Expenses
  Interest                                  302              302              474              899              2,545
                                   ------------     ------------     ------------     ------------       ------------
      Total Other Expenses                  302              302              474              899              2,545
                                   ------------     ------------     ------------     ------------       ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                         --               --               --               --                 --
                                   ------------     ------------     ------------     ------------       ------------

Net Income (Loss) for the period   $   (125,197)    $   (859,844)    $   (477,253)    $ (2,070,813)      $ (4,164,456)
                                   ============     ============     ============     ============       ============

Basic and Diluted Earnings
 Per Common Share                  $      (0.00)    $      (0.01)    $      (0.01)    $      (0.03)
                                   ------------     ------------     ------------     ------------
Weighted Average number of
 Common Shares used in per
 share calculations                  82,482,643       67,994,349       74,426,835       63,437,081
                                   ============     ============     ============     ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2013
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock cancelled at $0.24 per
 share on January 15, 2013
 from the original issuance on
 August 30, 2012                       (300,000)   $  (300)       --   $     --   $   (71,700)   $        --    $   (72,000)
Stock cancelled at $0.22 per
 share on January 15, 2013 from
 the original issuance on
 December 12, 2012                     (150,000)      (150)       --         --       (32,850)            --        (33,000)
Stock issued at $0.15 per share
 for investor relations services
 on February 13, 2013                   450,000        450        --         --        67,050             --         67,500
Stock issued at $0.10 per
 share for compensation to
 Board Members on April 17, 2013        600,000        600        --         --        59,400             --         60,000
Stock issued at $0.05 per
 share for debt to consultant
 on May 20, 2013                      1,000,000      1,000        --         --        49,000             --         50,000
Stock issued at $0.06 per
 share for debt to Chairman on
 June 24, 2013                        1,533,333      1,533        --         --        90,467             --         92,000
Stock issued at $0.06 per
 share for debt to a Vice
 President on June 24, 2013           1,000,000      1,000        --         --        59,000             --         60,000
Stock issued at $0.06 per
 share for debt to the CEO on
 June 24, 2013                        8,500,000      8,500        --         --       501,500             --        510,000
Stock issued at $0.05 per share
 for cash on July 20, 2013              400,000        400        --         --        19,600             --         20,000
Stock issued at $0.08 per share
 for consulting services on
 July 22, 2013                          100,000        100        --         --         7,900             --          8,000
Stock cancelled at $0.06 per
 share on August 27, 2013 from
 the original issuance to a Vice
 President on June 24, 2012            (300,000)      (300)       --         --       (17,700)            --        (18,000)
Stock issued at $0.06 per share
 for debt to President on
 September 26, 2013                     300,000        300        --         --        17,700             --         18,000
Net Loss for the Period ended
 September 30, 2013                          --         --        --         --            --       (477,253)      (477,253)
                                     ----------    -------   -------   --------   -----------    -----------    -----------

Balance, September 30, 2013          82,700,034    $82,700        --   $     --   $ 3,013,256    $(4,164,456)   $(1,068,500)
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                         Period from
                                                                                                      September 26, 2006
                                                           For the Nine           For the Nine       (Date of inception)
                                                           Months Ended           Months Ended             through
                                                           September 30,          September 30,          September 30,
                                                               2013                   2012                   2013
                                                           ------------           ------------           ------------
OPERATING ACTIVITIES:
  Net Loss                                                 $   (477,253)          $ (2,070,813)          $ (4,164,456)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses paid on our behalf by Related Parties             421,382                608,407              1,668,621
     Impairment of Long Term Assets                                  --                     --                 27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                  --                     --                 76,000
     Stock issued to Vice President for debt and for
      services to the Chairman, respectively                         --                 45,000                 93,750
     Stock issued to President and Vice President for
      compensation                                                   --                 85,000                320,000
     Stock issued to Chairman for investor relations
      services                                                       --                127,500                127,500
     Stock issued to CEO/President for committed
      employment agreement                                           --                510,000                510,000
     Stock issued and issuable for services to
      Related Party                                                  --                     --                 60,000
     Stock issued for services to Non-Officer
      Board Members                                              60,000                     --                 60,000
     Stock issued for services to Non-Related Party              75,500                577,000                742,000
     Stock issued for interest bearing loan payable                  --                     --                 25,000
     Stock issued to Non-Related Party for conversion
      of accounts payable                                        50,000                     --                 50,000
     Stock cancelled due to rescission of agreements           (105,000)                    --               (105,000)
     Finance and interest charges added to loan payable             474                 10,900                 22,446
     Prepaid expenses                                                --                     --                     --
     Accounts payable and accrued liabilities                   (17,558)                31,318                117,141
                                                           ------------           ------------           ------------
Net Cash Provided from Operating Activities                       7,545                (75,688)              (369,619)
                                                           ------------           ------------           ------------
INVESTING ACTIVITIES:
  Mineral property option payment                                    --                     --                 (9,000)
                                                           ------------           ------------           ------------
Net Cash Used in Investing Activities                                --                     --                 (9,000)
                                                           ------------           ------------           ------------

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf             (35,643)            (47,555)           (251,534)
  Non-interest bearing loan from Related Party                         4,850             107,350             132,200
  Related party loan converted to stock                                   --                  --             103,400
  Repayment of Related party loan                                         --             (13,100)            (13,100)
  Proceeds from loan payable                                              --              40,000              55,000
  Common stock issued and issuable for cash                           20,000                  --             352,927
                                                                   ---------           ---------           ---------
Net Cash Provided from Financing Activities                          (10,793)             86,695             378,893
                                                                   ---------           ---------           ---------

Net Increase (Decrease) in Cash                                       (3,248)             11,007                 274
                                                                   ---------           ---------           ---------

Cash, Beginning of the Period                                          3,522                 115                  --
                                                                   ---------           ---------           ---------

Cash, End of the Period                                                  274              11,122                 274
                                                                   =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $      --           $      --           $      --
                                                                   =========           =========           =========

Cash paid for income taxes                                         $      --           $      --           $      --
                                                                   =========           =========           =========
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from
   Related Parties exchanged for 11,033,333, 250,000
   and 717,600 Common shares on June 24, 2013,
   April 11, 2012 and December 31, 2010                            $ 662,000           $  45,000           $ 886,400
                                                                   =========           =========           =========
  Stock issued for services to Non-Officer Board Members              60,000                  --              60,000
  Stock issued for services to Non-Related Party                      75,500                  --             742,000
  Stock issued for interest bearing loan payable                          --                  --              25,000
  Stock issued to Non-Related Party for conversion of
   accounts payable                                                   50,000                  --              50,000
  Stock issued to Related Parties for conversion of
   accounts payable                                                  587,750                  --             587,750
  Stock issued to Related Parties for conversion of loans             92,250                  --             103,400

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this September 30, 2013 Form 10-Q should be read in conjunction with information included in the December 31, 2012 and 2011 Form 10-K.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)


2. GOING CONCERN

The Company incurred net losses of $4,164,456 for the period from September 26, 2006 (Date of Inception) through September 30, 2013 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment.

The Company recorded an asset Contract Rights for $18,379 (see Note 4 "Stockholders' Equity") at December 31, 2010. The Product Purchase Agreement ("PPA") is between the Company and Taste of Aruba (U.S.), Inc., a related party (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions"), which were determined to be impaired and the full amount was expensed in 2010.

4. STOCKHOLDERS' EQUITY

At September 30, 2013 and December 31, 2012, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At September 30, 2013 and December 31, 2012, the Company has 82,700,034 and 69,566,701 Common shares issued and outstanding, respectively and no Preferred shares issued and outstanding.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

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

On February 25, 2011 the Board of Directors approved selling up to six million Common shares at $0.15 per share to raise cash equity to provide working capital and/or equipment to commence operations. On February 24, 2011, the closing price of its Common shares on the OTC.BB was $0.23 per share. The Board considered numerous factors to determine the discounted $0.15 price, including but not limited to, the average number of shares traded per day over the previous several months, the high, low and closing price range over the previous several months, the lack of liquidity for the Common shares and the lack of credit availability.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

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

On July 20, 2013, the Company sold 400,000 restricted Common shares to non-related parties at $0.05 per share for cash of $20,000, at a 28.6% discount from the closing price of the Company's freely-traded Common shares of $0.07 on the OTC.BB on July 19, 2013.

On July 22, 2013, the Company issued 100,000 restricted Common shares at $0.08 per share, for a total of $8,000, for services from a non-related party consultant. The $8,000 was expensed in the quarter ending September 30, 2013.

On August 27, 2013, the Company rescinded and canceled 300,000 restricted Common shares at $0.06 per share, for a total of $18,000, from its Vice President of Sales and Technical Services, who on June 24, 2013 (see above) signed a Debt Settlement Agreement for $60,000.

On September 26, 2013, the Company signed a Debt Settlement Agreement with its Chief Executive Officer and President for 300,000 restricted Common shares at $0.06 per share, for a total of $18,000, a 25% discount from the closing price of the Company's freely-traded Common shares of $0.08 on the OTC.BB.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, respectively, $847,336 and $1,031,347 is due to Company officers for unpaid expenses, fees and loans.

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan (See Note 10 "Non-Interest Bearing Loans"). On February 3, 2012, the related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012.

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

On June 24, 2013, the Chairman, Chief Executive Officer and President and the Vice President Sales and Technical Services signed Debt Settlement Agreements, converting $92,000, $510,000 and $60,000, respectively of unpaid expenses, fees and loans into 1,533,333, 8,500,000 and 1,000,000, respectively of Restricted Common Shares (see Note 4 "Stockholders' Equity") at $0.06 per share. On June 24, 2013, the closing price of the Company's freely-traded shares on the OTC.BB was $0.07 per share, representing a 14.3% discount due. A Form 8-K was filed by the Company on July 1, 2013. Amounts outstanding to Related Parties, at September 30, 2013 and December 31, 2012, respectively, are unsecured:

                                                              September 30,        December 31,
                                                                  2013                2012
                                                               ----------          ----------
Unpaid expenses and fees to Officers/Directors                 $  847,336          $1,031,347
                                                               ----------          ----------
Non-interest bearing loans to Related Parties
  Non Officer/Director                                         $   22,000          $   22,000
  Chairman of the Board/Officer and Controlled Entity          $    4,850          $   50,250
  Vice President and Director                                  $       --          $   42,000
                                                               ----------          ----------
      Total                                                    $   26,850          $  114,250
                                                               ==========          ==========

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)

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

7. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a related party, loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 are outstanding as of September 30, 2013 and December 31, 2012, respectively (see Note 5 "Related Party Transactions").

On April 18 and May 17, 2012, the Vice President Sales and Technical Services, loaned the Company $38,000 and $4,000, respectively, in non-interest bearing loans, of which none and $42,000 are outstanding as of September 30, 2013 and December 31, 2012, respectively (see Note 5 "Related Party Transactions").

On May 21 and 30, 2012 and March 5, 2013, the Chairman of the Board and his controlled entity the loaned the Company $12,000, $38,250 and $4,850, respectively, in non-interest bearing loans, of which $4,850 and $50,250 are outstanding as of September 30, 2013 and December 31, 2012, respectively (see
Note 5 "Related Party Transactions").

On June 24, 2013, the Chairman and Vice President of Sales and Technical Services, converted $50,250 and $42,000, respectively of Non-Interest Bearing Loans into restricted Common Shares of the Company (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions").

The related party loans are due upon receipt of the Company's cash equity funding (see Note 6 "Rathbourne Mercantile Ltd./Lankford Consulting, Inc.") or any other cash equity funding from other parties.

The amounts of all non-interest bearing loans outstanding at September 30, 2013 and December 31, 2012, respectively, are to Related Parties (all amounts are unsecured - see Note 5, "Related Party Transactions") follows:

                                                              September 30,        December 31,
                                                                  2013                2012
                                                               ----------          ----------
Non-interest bearing loans to Related Parties
  Non-Officer/Director                                         $   22,000          $   22,000
  Chairman of the Board/Officer and Controlled Entity          $    4,850          $   50,250
  Vice President and Director                                  $       --          $   42,000
                                                               ----------          ----------
      Total                                                    $   26,850          $  114,250
                                                               ==========          ==========

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2013
                                   (Unaudited)


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

The amounts of all interest-bearing loans and accrued interest outstanding as of September 30, 2013 and December 31, 2012, respectively, follow:

                                                              September 30,        December 31,
                                                                  2013                2012
                                                               ----------          ----------
Non-Related Party - principal                                  $   24,900          $   24,900
                    cumulative accrued interest                $    2,547          $    1,650
Non-Related Party - principal                                  $   50,000          $   50,000
                    cumulative accrued interest                $       --          $      423
                                                               ----------          ----------
      Total                                                    $   77,447          $   76,973
                                                               ==========          ==========

9. ARUBA BRANDS CORP. STOCK PURCHASE AGREEMENT

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp. ("Aruba), whereby Aruba will acquire 19.9% for $1.5 million, of the Company's total issued and outstanding shares upon completion of the funding of this Agreement. The stock to be issued is the Company's restricted Common shares. The transaction is to be completed within ninety (90) days and partial amounts are permitted. The Company filed a Form 8-K with the SEC on September 24, 2013.

10. SUBSEQUENT EVENTS

On September 30, 2013, the Company signed a Consulting Agreement ("Agreement") for a three-month period for $5,000 per month and 200,000 restricted Common shares. The Agreement became effective October 18, 2013, when the first month's payment and restricted Common shares was received by the Consultant.

On October 25, 2013, the Company signed Debt Settlement Agreements with its Chairman and Chief Executive Officer, converting $78,000 and $150,000, respectively, of unreimbursed expenses into 1,300,000 and 2,500,000, respectively of Restricted Common Shares at $0.06 per share.

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

We incurred operating expenses of $124,895 and $859,542 for the three-month periods ended September 30, 2013 and 2012, respectively and $476,779 and $2,069,914 for the nine-month periods ended September 30, 2013 and 2012, respectively. These expenses consisted primarily of general and administrative expenses.

At September 30, 2013 and December 31, 2012, we had cash on hand of $274 and $3,522 respectively. Our total assets at September 30, 2013 and December 31, 2012 are $274 and $3,522. Our liabilities were $1,068,774 and $1,357,269, respectively.

As of September 30, 2013, we had an accumulated deficit from inception of $4,164,456.

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

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2013.

                   Balance Sheet Data:             9/30/13
                   -------------------             -------
                   Cash                          $       274
                   Total assets                  $       274
                   Total liabilities             $ 1,068,774
                   Shareholders' equity          $(1,068,500)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $274 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the nine months ended September 30, 2013 and 2012 we incurred a net loss of $477,253 and $2,070,813, respectively.

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

 101         Interactive Data Files pursuant to Rule            To be filed by amendment
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2013.

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