Form 10-K
period 2013-12-31
CASEY CONTAINER CORP
filed 2014-03-31
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2013

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

               7825 N Calle Caballeros, Paradise Valley, AZ 85253
          (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the issuer's voting and non-voting common equity stock held as of March 27, 2014 by non-affiliates of the issuer was $4,697,502 based on the closing price of the registrant's common stock on such date.

As of March 27, 2014 there were 93,950,034 shares of $.001 par value common stock issued and outstanding.

                              CASEY CONTAINER, CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                      Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 2.   Properties                                                          8
Item 3.   Legal Proceedings                                                   9
Item 4.   Mine Safety Disclosures                                             9

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   9
Item 6.   Selected Financial Data                                             9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9
Item 8.   Financial Statements                                               12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           31
Item 9A.  Controls and Procedures                                            31
Item 9B.  Other Information                                                  32

                                    Part III

Item 10.  Directors and Executive Officers                                   32
Item 11.  Executive Compensation                                             34
Item 12.  Security Ownership of Certain Beneficial Owners and Management     35
Item 13.  Certain Relationships and Related Transactions                     35
Item 14.  Principal Accounting Fees and Services                             36

                                     Part IV

Item 15.  Exhibits                                                           37

Signatures                                                                   38

                                     PART I

ITEM 1. BUSINESS

Casey Container, Corp, a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. We are currently considered a "shell" company inasmuch for the periods ending December 31, 2013 and 2012 we did not generate revenues, did not own an operating business and had no employees and no material assets. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. We now have the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

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

As of March 28, 2013, we had no employees other than its corporate officers. The Company uses independent contractors who provide technology services, and public relations. Casey Container has not experienced any work stoppages and it considers relations with its independent contractors to be good.

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

Casey Container currently utilize space, for no charge, at 7825 N Calle Caballeros, Paradise Valley, AZ 85253.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2006, up to the period ending 12/31/2013, we had no operating business. We have entered into a new business model and may seek acquisitions and/or business combination with another operating company similar to our current business model, namely environmentally responsible plastic packaging solutions. To date, our efforts have been limited to meeting our regulatory filing requirements and business development.

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

WE CURRENTLY HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

On March 26, 2012, the Company entered into a Consulting Agreement with Rathbourne Mercantile Ltd. ("Rathbourne"), effective March 22, 2012, for investor relations services and introductions to potential equity investors. Remuneration was $37,500 for an independent valuation report of the Company and its business strategies and plans. If Rathbourne introduced the Company to an investor and the Company successfully completed a cash equity financing with the party introduced, Rathbourne would receive a 7% cash finder's fee of the gross amount funded and 7% of the issued shares of the Company after successful funding. The Company was introduced by Rathbourne to ARG Vermogensverwaltung AG, a private equity investment fund based in Munich, Germany, who issued a Letter of Interest to facilitate a financing of the Company, initially for $5 million, later increased to $10 million. On August 3, 2012, the Company and Rathbourne signed a Novation of its Consulting Agreement, substituting Lankford Consulting, Inc., with no changes to the original Consulting Agreement. On August 3, 2012, the Company issued 250,000 Restricted Common shares, to Rathbourne for consulting services for $55,000. On May 28, 2013, the Company issued a letter informing Lankford Consulting Group and its associated companies Shoreline Consulting International and Rathbourne Mercantile, Ltd., effective immediately, the Company was ending all relationships.

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp ("Aruba"), whereby Aruba will acquire for $1.5 million, 19.9% in restricted Common shares, based upon the total of the Company's issued and outstanding shares upon completion of the funding of this Agreement. The contemplated funding has not occurred as of December 31, 2013.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 250,000,000 shares of Common Stock and 10,000,000 Preferred Shares. There are currently 156,049,966 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

ITEM 2. PROPERTIES

We currently utilize space, for no charge, at 7825 N Calle Caballeros, Paradise Valley, AZ 85253. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

(b) Holders:
At December 31, 2013 and 2012, there are 261 and 235 certificate holding stockholders of record of our Common Stock.

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

We have not generated any income since inception, as of the years ended December 31, 2013 and 2012, have incurred a net loss of $616,097 and $2,375,489, respectively.

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

CASEY CONTAINER CORP. RESULTS OF OPERATIONS

Revenues:
The Company is a Development stage company and has not generated any revenues during the period from inception to December 31, 2013.

Property and equipment:
The Company currently owns no equipment.

Total Expenses:
The Company incurred operating expenses for the years ended December 31, 2013 and 2012 of $615,321 and $2,373,863, respectively, due to administrative expenses.

Net Income (Loss):
The Company incurred losses for the years ended December 31, 2013 and 2012 of $616,097 and $2,375,489 respectively, due to impairment of long-term assets and administrative and interest expenses.

Liquidity and Capital Resources:
For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. As of December 31, 2013 and 2012, Casey Container had $74 and $3,522, respectively.

Off Balance Sheet Arrangements:
We do not have any off balance sheet arrangements as of December 31, 2013 and December 31, 2012.

The Company sold for cash $352,927 of equity securities from inception thru December 31, 2013. In the year ended December 31, 2013, the Company exchanged 19,833,333 common shares in exchange for amounts owed to officers and directors of the Company and 2,000,000 common shares in exchange for amounts owed to a consultant.

The following table provides selected financial data about Casey Container, Corp. for the periods ending December 31, 2013 and 2012.

        Balance Sheet Data:             12/31/13              12/31/12
        -------------------           -----------           -----------
        Cash                          $        74           $     3,522
        Total assets                  $        74           $     3,522
        Total liabilities             $   733,418           $ 1,357,269
        Shareholders' equity          $  (733,344)          $(1,353,747)

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In accordance with the reporting requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2013, the Company did not have any other financial instruments.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Casey Container Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Casey Container Corp. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and since inception on September 26, 2006 through December 31, 2013. Casey Container Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casey Container Corp. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and since inception on September 26, 2006 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
March 25, 2014

                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                                December 31, 2013
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                         As of                  As of
                                                                   December 31, 2013      December 31, 2012
                                                                   -----------------      -----------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                $         74           $      3,522
                                                                      ------------           ------------
      Total Current Assets                                                      74                  3,522
                                                                      ------------           ------------

      Total  Assets                                                   $         74           $      3,522
                                                                      ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                            $    203,440           $    134,699
  Non-interest Bearing Loans From Related Parties                            4,850                114,250
  Interest and Non-Interest Bearing Loans                                   99,749                 76,973
  Due to Related Parties                                                   425,379              1,031,347
                                                                      ------------           ------------
      Total Current Liabilities                                            733,418              1,357,269
                                                                      ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 92,700,034 and 69,566,701 shares issued and
 outstanding at December 31, 2013 and December 31, 2012                     92,700                 69,567
Additional Paid-in-Capital                                               3,477,256              2,263,889
Deficit accumulated during development stage                            (4,303,300)            (3,687,203)
                                                                      ------------           ------------
      Total Stockholders' Equity                                          (733,344)            (1,353,747)
                                                                      ------------           ------------

      Total Liabilities and Stockholders' Equity                      $         74           $      3,522
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                                Period from
                                                                                             September 26, 2006
                                                 For the Year           For the Year        (Date of inception)
                                                    Ended                  Ended                  through
                                               December 31, 2013      December 31, 2012      December 31, 2013
                                               -----------------      -----------------      -----------------
REVENUES:
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
      Total Revenues                                       --                     --                     --
                                                 ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                                   --                     --                 10,000
    Impairment of property                                 --                     --                 27,379
    General and administrative                        615,321              2,373,863              4,263,074
                                                 ------------           ------------           ------------
      Operating Expenses                              615,321              2,373,863              4,300,453
                                                 ------------           ------------           ------------
OTHER EXPENSES
  Interest                                                776                  1,626                  2,847
                                                 ------------           ------------           ------------
      Total Other Expenses                                776                  1,626                  2,847
                                                 ------------           ------------           ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                       --                     --                     --
                                                 ------------           ------------           ------------

Net Income (Loss) for the period                 $   (616,097)          $ (2,375,489)          $ (4,303,300)
                                                 ============           ============           ============

Basic and Diluted Earnings Per Common Share      $      (0.01)          $      (0.04)
                                                 ============           ============
Weighted Average number of Common Shares
 used in per share calculations                    76,512,135             64,885,534
                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from September 26, 2006 (inception) to December 31, 2013
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from September 26, 2006 (inception) to December 31, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from September 26, 2006 (inception) to December 31, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.18 per share
 for debt to a Vice President on
 April 11, 2012                         250,000    $   250          --    $    --    $   44,750   $        --    $    45,000
Stock issued at $0.17 per share
 for compensation to a Vice
 President on June 20, 2012             500,000        500          --         --        84,500            --         85,000
Stock issued at $0.17 per share
 for investor relations services
 to the Chairman on June 20, 2012       750,000        750          --         --       126,750            --        127,500
Stock issued at $0.17 per share
 pursuant to a committed
 employment agreement with the
 CEO on June 20, 2012                 3,000,000      3,000          --         --       507,000            --        510,000
Stock issued at $0.15 for
 consulting services on
 July 17, 2012                        3,000,000      3,000          --         --       447,000            --        450,000
Stock issued at $0.22 for
 consulting services on
 August 3, 2012                         250,000        250          --         --        54,750            --         55,000
Stock issued at $0.24 for
 consulting services on
 August 30, 2012                        300,000        300          --         --        71,700            --         72,000
Stock issued for cash at $0.15
 per share on October 17, 2012          120,000        120          --         --        17,880            --         18,000
Stock issued for cash at $0.15
 per share on October 24, 2012          200,000        200          --         --        29,800            --         30,000
Stock issued for cash at $0.15
 per share on October 25, 2012          100,000        100          --         --        14,900            --         15,000
Stock issued for cash at $0.15
 per share on November 14, 2012           6,700          7          --         --           993            --          1,000
Stock issued at $0.22 per share
 for investor relations services
 on December 12, 2012                   150,000        150          --         --        32,850            --         33,000
Stock issued at $0.15 per share
 for investor relations services
 on December 27, 2012                   150,000        150          --         --        22,350            --         22,500
Net Loss for the Year ended
 December 31, 2012                           --         --          --         --            --    (2,375,489)    (2,375,489)
                                     ----------    -------    --------    -------    ----------   -----------    -----------
Balance, December 31, 2012           69,566,701    $69,567          --    $    --    $2,263,889   $(3,687,203)   $(1,353,747)
                                     ==========    =======    ========    =======    ==========   ===========    ===========
Stock cancelled at $0.24 per
 share on January 15, 2013
 from the original issuance on
 August 30, 2012                       (300,000)      (300)         --         --       (71,700)           --        (72,000)
Stock cancelled at $0.22 per
 share on January 15, 2013 from
 the original issuance on
 December 12, 2012                     (150,000)      (150)         --         --       (32,850)           --        (33,000)

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from September 26, 2006 (inception) to December 31, 2013
                           (Expressed in U.S. Dollars)
                                   (continued)
                                   (Unaudited)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.15 per share
 for investor relations services
 on February 13, 2013                   450,000        450        --         --        67,050             --         67,500
Stock issued at $0.10 per
 share for compensation to
 Board Members on April 17, 2013        600,000        600        --         --        59,400             --         60,000
Stock issued at $0.05 per
 share for debt to consultant
 on May 20, 2013                      1,000,000      1,000        --         --        49,000             --         50,000
Stock issued at $0.06 per
 share for debt to Chairman on
 June 24, 2013                        1,533,333      1,533        --         --        90,467             --         92,000
Stock issued at $0.06 per
 share for debt to a Vice
 President on June 24, 2013           1,000,000      1,000        --         --        59,000             --         60,000
Stock issued at $0.06 per
 share for debt to the CEO on
 June 24, 2013                        8,500,000      8,500        --         --       501,500             --        510,000
Stock issued at $0.05 per share
 for cash on July 20, 2013              400,000        400        --         --        19,600             --         20,000
Stock issued at $0.08 per share
 for consulting services on
 July 22, 2013                          100,000        100        --         --         7,900             --          8,000
Stock cancelled at $0.06 per
 share on August 27, 2013 from
 the original issuance to a Vice
 President on June 24, 2013            (300,000)      (300)       --         --       (17,700)            --        (18,000)
Stock issued at $0.06 per share
 for debt to President on
 September 26, 2013                     300,000        300        --         --        17,700             --         18,000
Stock issued at $0.08 per share
 for investor relations services
 on October 1, 2013                     200,000        200        --         --        15,800             --         16,000
Stock issued at $0.06 per share
 for debt to Chairman on
 October 25, 2013                     1,300,000      1,300        --         --        76,700             --         78,000
Stock issued at $0.06 per share
 for debt to President on
 October 25, 2013                     2,500,000      2,500        --         --       147,500             --        150,000
Stock issued at $0.03 per share
 for debt to consultant on
 November 26, 2013                    1,000,000      1,000        --         --        29,000             --         30,000
Stock issued at $0.04 per share
 for debt to President on
 December 17, 2013                    5,000,000      5,000        --         --       195,000             --        200,000
Net Loss for the Year
 December 31, 2013                           --         --        --         --                     (616,097)      (616,097)
                                     ----------    -------    ------      -----    ----------    -----------    -----------
Balance, December 31, 2013           92,700,034    $92,700        --      $  --    $ 3,477,256   $(4,303,300)   $  (733,344)
                                     ==========    =======    ======      =====    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                                                   Period from
                                                                     For the Year           For the Year        September 26, 2006
                                                                        Ended                  Ended         (Date of inception) to
                                                                  December 31, 2013      December 31, 2012      December 31, 2013
                                                                  -----------------      -----------------      -----------------
OPERATING ACTIVITIES:
  Net Loss                                                          $   (616,097)          $ (2,375,489)          $ (4,303,300)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Expenses paid on our behalf by Related Parties                       510,625                817,322              1,757,864
    Impairment of Long Term Assets                                            --                     --                 27,379
    Stock issued to Related Party for Expenses incurred on our behalf         --                     --                 76,000
    Stock issued to Vice President for debt and for services to
     the Chairman, respectively                                               --                 45,000                 93,750
    Stock issued to President and Vice President for compensation             --                 85,000                320,000
    Stock issued to Chairman for investor relations services                  --                127,500                127,500
    Stock issued to CEO/President for committed employment agreement          --                510,000                510,000
    Stock issued and issuable for services to Related Party                   --                     --                 60,000
    Stock issued for services to Non-Officer Board Members                60,000                     --                 60,000
    Stock issued for services to Non-Related Party                        91,500                632,500                758,000
    Stock issued for interest bearing loan payable                            --                     --                 25,000
    Stock issued to Non-Related Party for conversion of accounts
     payable                                                              80,000                     --                 80,000
    Stock cancelled due to rescission of agreements                     (105,000)                    --               (105,000)
    Finance and interest charges added to loan payable                       776                 11,626                 22,748
    Accounts payable and accrued liabilities                              68,741                 65,428                203,440
                                                                    ------------           ------------           ------------
Net Cash Provided from Operating Activities                               90,545                (81,113)              (286,619)
                                                                    ------------           ------------           ------------
INVESTING ACTIVITIES:
  Mineral property option payment                                             --                     --                 (9,000)
                                                                    ------------           ------------           ------------
Net Cash Used in Investing Activities                                         --                     --                 (9,000)
                                                                    ------------           ------------           ------------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf                (118,843)              (113,730)              (334,734)
  Non-interest bearing loan from Related Party                             4,850                107,350                132,200
  Related Party loan converted to stock                                       --                     --                103,400
  Repayment of Related party loan                                             --                (13,100)               (13,100)
  Proceeds from loan payable                                                  --                 40,000                 55,000
  Common stock issued and issuable for cash                               20,000                 64,000                352,927
                                                                    ------------           ------------           ------------
Net Cash Provided from Financing Activities                              (93,993)                84,520                295,693
                                                                    ------------           ------------           ------------
Net Increase (Decrease) in Cash                                           (3,448)                 3,407                     74
                                                                    ------------           ------------           ------------
Cash, Beginning of the Period                                              3,522                    115                     --
                                                                    ------------           ------------           ------------
Cash, End of the Period                                             $         74           $      3,522           $         74
                                                                    ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                            $         --           $         --           $         --
                                                                    ============           ============           ============
  Cash paid for income taxes                                        $         --           $         --           $         --
                                                                    ============           ============           ============
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from Related
   Parties exchanged for 5,000,000, 3,800,000, 11,033,333,
   250,000 and 717,600 Common shares on December 17, 2013,
   October 25, 2013, June 24, 2013, April 11, 2012 and
   December 31, 2010                                                $  1,090,000           $     45,000           $  1,314,400
                                                                    ============           ============           ============

   The accompanying notes are an integral part of these financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)

The Company has net operating loss carryovers of $4,303,300 and $3,687,203 for the years ended December 31, 2013 and 2012 respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                                                   December 31, 2013      December 31, 2012
                                                   -----------------      -----------------
Net operating loss carryovers                        $  4,303,300           $  3,687,203
                                                     ============           ============

Effective tax deferred asset (30% tax rate)          $  1,290,990           $  1,106,161
Impairment of tax deferred asset                       (1,290,990)           ( 1,106,161)
                                                     ------------           ------------
Net tax deferred asset                               $          0           $          0
                                                     ============           ============

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2013, the Company had no potentially dilutive securities. The basic and diluted net loss per share was $ (0.01) and $ (0.04) for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012 the Net Loss was $ (616,097) and $ (2,375,489), respectively. For the years ended December 31, 2013 and 2012, the Weighted Average Number of Common shares used in per share calculations was 76,512,135 and 64,885,534 respectively.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan. In the years ended December 31, 2013 and 2012, the Company issued 600,000 and 1,250,000 Common shares with a value of $60,000 and $212,500 respectively, which represented the closing price of the Company's Common shares on the date of each issuance.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management, as of December 31, 2013 and 2012. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


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

2. GOING CONCERN

The Company incurred net losses of $4,303,300 for the period from September 26, 2006 (Date of Inception) through December 31, 2013 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and services and borrow from its directors, officers, related and non-related parties, reduce its cash expenses and continue to raise sufficient equity capital for cash, but there can be no assurance the Company will be successful in raising the equity capital for cash. The ability of the Company to continue as a going concern is dependent on receiving sufficient sources of cash equity capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

As of December 31, 2013 and 2012, respectively, the Company does not own any property and/or equipment.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


4. INTANGIBLES (continued)

a performance guaranty to purchase the Company's products. If there isn't substantial performance the Company's option would be to seek damages in a lawsuit, but there is no guaranty damages would be awarded or that any awarded damages would be collected. The Company determined the Contract Rights are impaired and expensed the full amount of $18,379 in 2010.

5. STOCKHOLDERS' EQUITY

At December 31, 2013 and 2012, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At December 31, 2013 and 2012, the Company had 92,700,034 and 69,566,701 Common shares issued and outstanding, respectively.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


5. STOCKHOLDERS' EQUITY (continued)

On August 29, 2011, the Company issued 250,000 restricted Common shares in exchange for a non-interest bearing cash loan of $15,000 made by a non-Related party at $0.10 per share (the closing price on August 29, 2011) and recorded a financing fee on conversion of $10,000, which was expensed in the quarter ended September 30, 2011 (see Note 10 "Non-Interest Bearing Loans").

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


5. STOCKHOLDERS' EQUITY (continued)

On January 15, 2013, the Company entered into a Rescission Agreement regarding the August 30, 2012 and December 12, 2012 issuances of 300,000 restricted Common shares and 150,000 restricted Common shares, respectively, due to the Company's inability to utilize the Consultant's services as expected during the terms of each of the two consulting and investor relations service agreements. The Company reversed the $72,000 and $33,000 originally recorded in the quarters ending September 30, 2012 and December 31, 2012, respectively.

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

On June 24, 2013, the Company signed three Debt Settlement Agreements and issued a total of 11, 033,333 restricted Common shares in exchange for a total of $662,000 in amounts Due To Related Parties and Non-Interest Bearing Loans From Related Parties, of which $92,000 was owed to its Chairman ($41,750 Due to Related Parties and $50,250 Non-Interest Bearing Loans From Related Parties), $510,000 was owed to its Chief Executive Officer and President ($510,000 Due To Related Parties) and $60,000 owed to its Vice President of Sales and Technical Services ($18,000 in Due To Related Parties and $42,000 in Non-Interest Bearing Loans From Related Parties). The debt settlement was at $0.06 per share, a 14.3% discount from the closing price of its freely-traded shares of $0.07 on the OTC.BB.

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

On October 1, 2013, the Company signed a Consulting Agreement with a non-related party to provide investor relations services, providing for the issuance of 200,000 restricted Common shares at $0.08 per share, for a total of $16,000, the closing price of the Company's freely-traded Common shares on the OTC.BB and expensed in the quarter.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


5. STOCKHOLDERS' EQUITY (continued)

On October 25, 2013, the Company signed Debt Settlement Agreements with its Chairman and Chief Executive Officer and President for 1,300,000 and 2,500,000 restricted Common shares at $0.06 per share, respectively, for a total of $78,000 and $150,000, respectively, a 33.3% discount from the closing price of the Company's freely-traded Common shares of $0.09 on the OTC.BB.

On November 26, 2013, the Company signed a Debt Settlement Agreement with a non-related party consultant for 1,000,000 restricted Common shares at $0.03 per share, respectively, for a total of $30,000, a 40% discount from the closing price of the Company's freely-traded Common shares of $0.05 per share on the OTC.BB.

On December 17, 2013, the Company signed a Debt Settlement Agreement with its Chief Executive Officer and President for 5,000,000 restricted Common shares at $0.04 per share for a total of $200,000, a 33.3% discount from the closing price of the Company's freely-traded Common shares of $0.06 per share on the OTC.BB.

6. RELATED PARTY TRANSACTIONS

As of December 31, 2013 and 2012, $425,379 and $1,031,347, respectively is due to Company officers for unpaid expenses and fees.

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing note (see "Note 10 "Non-Interest Bearing Loans"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. See October 1, 2013 transaction below.

On May 21 and 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan.

On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan (see Note 10, "Non-Interest Bearing Loans").

On March 5, 2013, the Company borrowed $4,850 in a non-interest bearing loan from a firm controlled by the Chairman of the Board.

On June 24, 2013, the Chairman, Chief Executive Officer and President and the Vice President Sales and Technical Services signed Debt Settlements Agreements, converting $92,000, $510,000 and $60,000 (reduced by $18,000 on August 27,
2013), respectively, of unpaid expenses, fees and loans into 1,533,333, 8,500,000 and 1,000,000, respectively of restricted Common Shares (see Note 4 "Stockholders' Equity") at $0.06 per share. On June 24, 2013, the closing price of the Company's freely-traded shares on the OTC.BB was $0.07 per share, representing a 14.3% discount. A Form 8-K was filed by the Company on July 1, 2013. The amounts outstanding to Related Parties at December 31, 2013 and 2012, are unsecured.

On October 1, 2013, a previously classified Related Party whom the Company owes $22,000 in a non-interest bearing loan is no longer a Related Party (see Note 10 "Non-Interest Bearing Loans"), since the party ceased to be involved in any and all of the Company's business affairs.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


6. RELATED PARTY TRANSACTIONS (continued)

The amounts of all expenses paid on behalf of the Company by Officers/Directors and non-interest bearing loans outstanding at December 31, 2013 and December 31, 2012, respectively, are to Related Parties and are all unsecured.

                                                  December 31,      December 31,
                                                     2013              2012
                                                  ----------        ----------
Unpaid expenses and fees to Officers/Directors    $  425,379        $1,031,347
                                                  ----------        ----------
Non-interest bearing loans to Related Parties:
  Non-Officer/Director                                    --            22,000
  Chairman Of Board and Officer                        4,850            50,250
  Vice President and Director                             --            42,000
                                                  ----------        ----------
      Total                                       $    4,850        $  114,250
                                                  ==========        ==========

7. STOCK OPTIONS

At December 31, 2013 and 2012, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

8. ADVERTISING

The Company expenses its advertising, which includes investor relations services, as General and Administrative expenses, as incurred. The Company incurred $21,000 and $624,280 as of December 31, 2013 and 2012.

9. RATHBOURNE MERCANTILE LTD./LANKFORD CONSULTING, INC. AGREEMENTS

On March 26, 2012, the Company entered into a Consulting Agreement with Rathbourne Mercantile Ltd. ("Rathbourne"), effective March 22, 2012, for investor relations services and introductions to potential equity investors. Remuneration was $37,500 for an independent valuation report of the Company and its business strategies and plans. If Rathbourne introduced the Company to an investor and the Company successfully completed a cash equity financing with the party introduced, Rathbourne would receive a 7% cash finder's fee of the gross amount funded and 7% of the issued shares of the Company after successful funding. The Company was introduced by Rathbourne to ARG Vermogensverwaltung AG, a private equity investment fund based in Munich, Germany, who issued a Letter of Interest to facilitate a financing of the Company, initially for $5 million, later increased to $10 million. On August 3, 2012, the Company and Rathbourne signed a Novation of its Consulting Agreement, substituting Lankford Consulting, Inc., with no changes to the original Consulting Agreement. On August 3, 2012, the Company issued 250,000 Restricted Common shares, to Rathbourne for consulting services for $55,000, which was expensed (see Note 5 "Stockholders' Equity"). On May 28, 2013, the Company issued a letter informing Lankford Consulting Group and its associated companies Shoreline Consulting International and Rathbourne Mercantile, Ltd., effective immediately, the Company was ending all relationships.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


10. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a former related party loaned the Company $27,000 in non-interest bearing loans of which $22,000 are outstanding as of December 31, 2013 and 2012.

On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan (see Note 6 "Related Party Transactions"). On June 24, 2013, the Vice President converted the $42,000 in Non-Interest Bearing Loans into restricted Common Shares of the Company (see
Note 5 "Stockholders' Equity" and Note 6 "Related Party Transactions").

On May 21 and 30, 2012 and March 5, 2013, the Chairman of the Board loaned the Company $12,000, $38,250 and $4,850 respectively, in a non-interest bearing loans (see Note 6 "Related Party Transactions"). On June 24, 2013, the Chairman converted the $50,250 in non-interest bearing loans in restricted Common Shares of the Company (see Note 5 "Stockholders' Equity" and Note 6 "Related Party Transactions").

The amounts of all non-interest bearing loans outstanding at December 31, 2013 are to Non-Related Parties and at December 31, 2012, were to Related Parties and all such loans were and are unsecured (see Note 6, "Related Party Transactions" October 1, 2013 transaction) follows:

                                                 December 31,      December 31,
                                                    2013              2012
                                                  --------          --------
Non-interest bearing to Loans:
  Non-Officer/Director                            $ 22,000          $ 22,000
  Chairman of Board and Officer                         --            50,250
  Vice President and Director                           --            42,000
                                                  --------          --------
      Total                                       $ 22,000          $114,250
                                                  ========          ========

11. INTEREST BEARING LOANS

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000, in an interest bearing Promissory Note at 8% per annum and a one-time financing fee of $9,900. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of equity capital from an investor group. The full amounts is unsecured and not in default.

On August 27, 2012, the Company borrowed $40,000 in a ninety-day non-interest bearing Promissory Note and a one-time financing fee of $10,000, which was expensed, from a non-related party. The loans, one-time financing fees and accrued interest is due upon the Company's receipt of equity capital from an investor group. The loan is unsecured and has a maturity date of December 31, 2013. The Company has not raised equity capital from any investor group.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2013 and 2012


11. INTEREST BEARING LOANS (continued)

The amounts of all interest bearing loans outstanding at December 31, 2013 and 2012, respectively, are not in default, are not secured and accrued interest has been recorded in the respective years, follows:

                                                 December 31,      December 31,
                                                    2013              2012
                                                  --------          --------
Interest bearing to Non-Related Parties:
  Non-Related Party - principal                   $ 24,900          $ 24,900
  Cumulative interest accrued                        2,849             1,650
  Non-Related Party - principal                     50,000            50,000
  Cumulative interest accrued                           --               423
                                                  --------          --------
      Total                                       $ 77,749          $ 76,973
                                                  ========          ========

12. ARUBA BRANDS CORP. STOCK PURCHASE AGREEMENT

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp ("Aruba"), whereby Aruba will acquire for $1.5 million, 19.9% in restricted Common shares, based upon the total of the Company's issued and outstanding shares upon completion of the funding of this Agreement. The contemplated funding has not occurred as of December 31, 2013.

13. SUBSEQUENT EVENTS

On January 31, 2014, the Company signed a Debt Settlement Agreement with Aruba Capital Partners Limited, a company owned by its Chairman, whereby 1,250,000 restricted Common shares at $0.04 per share were issued in exchange for $50,000 of unpaid expenses incurred on behalf of the Company and a non-interest bearing loan made to the Company, which represents a 33.3% discount to the closing price of the Company's freely-traded shares on the OTC.BB. The Company filed Form 8-K with the Securities and Exchange Commission on February 6, 2014.

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

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We have a functioning audit committee of outside directors on our board of directors, resulting in effective oversight in the establishment and monitoring of required internal controls and procedures.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Casey Container Corp., whose one year term will expire 01/12/15 or at such a time as their successor(s) shall be elected and qualified are as follows:

Name                Age     Position           Date First Elected   Term Expires
----                ---     --------           ------------------   ------------
Terry W Neild       73   Chairman              1/12/10 (Appointed)     01/12/15
                         & Secretary

Martin Nason        69   President             1/31/14 (Appointed)     01/12/15
                         CEO & CFO
                         & Director

James Casey         68   Vice President        1/12/10 (Appointed)     01/12/15
                         of Technical Services
                         & Director

Robert Seaman       67   VP of Operations      1/12/10 (Appointed)     01/12/15
                         (Director until
                         resignation 1/31/2014)

Richard Truelick    73   Director              4/17/13 (Appointed)     01/12/15

Dr. Scott Campbell  54   Director              4/17/13 (Appointed)     01/12/15

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

RESUMES

EXECUTIVE OFFICERS AND DIRECTORS

Mr. James Casey, Mr. Terry Neild and Mr. Robert Seaman were appointed as Directors of the Company in 2010. Mr. Casey filled the position of President, Mr. Terry Neild, Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman is the Vice- President-Operations. Subsequent to December 31, 2010 both Mr. Neild and Mr. Casey resigned from their positions and Martin R Nason was appointed Chief Executive Officer, Chief Financial Officer, and President. Mr. Neild remains Chairman of the Board and Mr. Casey was appointed Executive Vice-President of Technical Services and remains a director. On April 17th, 2013 the Board of Directors appointed Mr. Richard Truelick and Dr. Scott Campbell to the Board of Directors. On January 31, 2014 Mr. Seaman stepped down as a Director and was replaced by Mr. Nason. Mr. Seaman remains Vice-President-Operations.

Mr. Martin Nason, age 69, has over 35 years experience as a Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer with financial, operating, strategic, planning, manufacturing, marketing, and distribution experience, mostly with high growth domestic and international private and publically-owned companies. Mr. Nason was founder and former Director of a California Regional Bank and was Senior Executive Vice-President and Chief Operating Officer of Vidal Sassoon, Inc., a $165 million international hair care and cosmetics company sold in 1983 to Richardson-Vicks, Inc., now a division of Proctor and Gamble. He was Chief Financial Officer of WCT Communications, a switch-based long distance company which grew to $150 million in sales and was sold to Frontier Corp. (formerly Rochester Telephone) in 1995. Mr. Nason has taken several companies public and consulted for a variety of consumer products companies.

Mr. James Casey, age 67, has more than 30 years experience in sales, marketing and distribution. Previously he served in a senior management position with the US Industrial Chemical Co where he gained extensive experience in plastic extrusion methods, blow molding of plastic containers. At Merck Darmstadt in West Germany, Mr. Casey was responsible, for the company's leading edge generic engineering products that were marketed to medical schools, pharmaceutical companies, various research organizations and the US Food and Drug Administration. Mr. Casey is an alumnus of Loyola College in Baltimore where he received his B.S. in Chemistry and Biochemistry. He served as a Naval Aviator from 1968 to 1971.

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

Mr. Truelick, age 73, is a certified CPA who is the President and founder of Truelick Associates, an Independent Merger Intermediary and Investor. Mr. Truelick's experience includes performing financial analysis, research, and transaction negotiations with an emphasis on mergers and acquisitions. Over the past forty years Mr. Truelick has consummated over a hundred transactions involving mergers, acquisitions, and related business agreements.

Dr. Campbell, age 54, is the President & founder of Campbell and Company Financial Group, Inc. ("CCFG") a full-service accounting firm with its primary focus on the hospitality industry. Over the past 25 years CCFG Inc. has developed proprietary financial models specifically designed for the restaurant/bar industry. In addition to private accounting CCFG Inc. prepares filings for many public companies and serves as an Officer and Director of some.

Mr. Robert ("Bob") Seaman, age 66, has a wealth of bottling and manufacturing industry experience. He has held numerous leadership positions in his 37 years of work in manufacturing, mechanical engineering, and machine installation and repairs. He has installed, tested, repaired and run bottling equipment in many foreign countries and most US states, producing a vast array of product containers. In the water sector alone, Seaman has set up bottling plants for Fiji Water, Ozarka Water, Penta Water and many others. He holds a Bachelor's Degree in Industrial Engineering from Purdue University and held the rank of Sgt. E-7 in the United States Army.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                       Non-Equity   Nonqualified
                                                                       Incentive     Deferred       All
 Name and                                                                Plan         Compen-      Other
 Principal                                       Stock       Option     Compen-       sation       Compen-
 Position           Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------        ----   ------     -----      ------      ------     ------       --------      ------     ------
Terry Neild         2013     0         0             0          0          0            0             0         0
Martin Nason        2013     0         0             0          0          0            0             0         0
James Casey         2013     0         0             0          0          0            0             0         0
Robert Seaman       2013     0         0             0          0          0            0             0         0
Robert Truelick     2013     0         0       300,000          0          0            0             0         0
Dr. Scott Campbell  2013     0         0       300,000          0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                           Option Awards                                           Stock Awards
               ---------------------------------------------------------------   ----------------------------------------------
                                                                                                                       Equity
                                                                                                                      Incentive
                                                                                                          Equity        Plan
                                                                                                         Incentive     Awards:
                                                                                                           Plan       Market or
                                                                                                          Awards:      Payout
                                               Equity                                                    Number of    Value of
                                              Incentive                          Number                  Unearned     Unearned
                                             Plan Awards;                          of         Market      Shares,      Shares,
                Number of      Number of      Number of                          Shares      Value of    Units or     Units or
               Securities     Securities     Securities                         or Units    Shares or     Other         Other
               Underlying     Underlying     Underlying                         of Stock     Units of     Rights       Rights
               Unexercised    Unexercised    Unexercised  Option      Option      That      Stock That     That         That
               Options (#)    Options (#)     Unearned    Exercise  Expiration  Have Not     Have Not    Have Not     Have Not
Name           Exercisable   Unexercisable   Options (#)   Price       Date     Vested(#)     Vested      Vested       Vested
----           -----------   -------------   -----------   -----       ----     ---------     ------      ------       ------
Terry Neild         0              0              0          0           0          0            0           0            0
Martin Nason        0              0              0          0           0          0            0           0            0
James Casey         0              0              0          0           0          0            0           0            0
Robert Seaman       0              0              0          0           0          0            0           0            0
Richard Truelick    0              0              0          0           0          0            0           0            0
Dr. Scott Campbell  0              0              0          0           0          0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Terry Neild         0            0        0            0                0               0            0
Martin Nason        0            0        0            0                0               0            0
James Casey         0            0        0            0                0               0            0
Robert Seaman       0            0        0            0                0               0            0
Richard Truelick    0      300,000        0            0                0               0            0
Dr. Scott Campbell  0      300,000        0            0                0               0            0

The current Board of Directors is comprised of Mr. James Casey and Mr. Terry Neild, who were appointed as Directors of the Company on January 6, 2010, Mr. Richard Truelick and Dr. Scott Campbell, who were appointed as Directors of the Company on April 17, 2013, and Mr. Martin Nason who was appointed on January 31, 2014. Mr. Terry Neild is the Chairman of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Casey Containers' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

   Name and Address                           No. of            Percentage
 of Beneficial Owner (1)                      Shares           of Ownership:
 -----------------------                      ------           -------------
Terry W Neild - Director                   11,950,957              13%
7255 East San Alfredo Drive,
Scottsdale, AZ 85258

Martin R Nason - Officer                   17,050,000              18%
7825 N Calle Caballeros
Paradise Valley, AZ 85253

Robert V Seaman - Officer                   2,150,000               2%
9208 49th Terrance N
St. Petersburg, FL 33708

James T Casey - Officer                     4,169,700               4%
1120 Old County Rd
Severa Park, MD 21146

Richard Truelick                              315,000
12461 North 138th Place
Scottsdale, AZ 85259

Dr. Scott Campbell                            550,000
7702 East Doubletree Ranch Rd #300
Scottsdale, AZ 85258

(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

  Name and Address
of Beneficial Owner (1)
of more that 5% of our                      No. of             Percentage
    Common Stock                            Shares            of Ownership:
    ------------                            ------            -------------
Terry W Neild                             11,950,957               13%
7255 East San Alfredo Drive,
Scottsdale, AZ 85258

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Terry Neild, Chairman of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

Terry W. Neild, Chairman of the Board of Directors, made several non-interest bearing cash loans totaling $103,400 and for expenses incurred of $76,000 to the

Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans and outstanding expenses incurred on behalf of the Company for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. On May 21 and 30, 2012, Mr. Neild loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loans. On June 24th, 2013 Mr. Neild converted $90,020 owed to him into 1,500,333 shares of the Company's restricted common stock. On October 25th, 2013 Mr. Neild converted $78,000 owed to him into 1,300,000 shares of the Company's restricted common stock.

Martin R Nason, President and Chief Executive Officer, made several non-interest bearing cash loans totaling $8,100. On February 10, 2012, Mr. Nason loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, Mr. Nason loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012. On June 24th, 2013 Mr. Nason converted $510,000 owed to him into 8,500,000 shares of the Company's restricted common stock. On September 26th, 2013 Mr. Nason converted $18,000 owed to him into 300,000 shares of the Company's restricted common stock. On October 25th, 2013 Mr. Nason converted $200,000 owed to him into 5,000,000 shares of the Company's restricted common stock. On December 17th, 2013 Mr. Nason converted $150,000 owed to him into 2,500,000 shares of the Company's restricted common stock. These conversions were for expenses paid and by Mr. Nason on behalf of the Company over a period from 2010 thru 2013.

James T Casey, Executive Vice-President of Technical Services, made several non-interest bearing cash loans totaling $42,000. On April 18 and May 17, 2012, Mr. Casey loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. On April 11, 2012, Mr. Casey received 250,000 shares of Restricted Common shares were issued to a Vice President, at $0.18 per share (the closing price of the Common shares on April 11, 2012), in exchange for amounts owed to the Vice President. On June 24th, 2013 Mr. Casey converted $42,000 owed to him in exchange for 700,000 shares of the Company's restricted common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $4,750 for audit-related services and other services were $5,250 during the year ending December 31, 2013.

The total fees charged to the company for audit services were $4,750 for audit-related services $450, tax services and other services were $5,250 during the year ended December 31, 2012.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.


                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Paradise Valley, AZ, on March 28, 2014.

CASEY CONTAINER, CORP.


/s/ Martin R Nason
-----------------------------------------
Martin R Nason,
Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer