Form 10-Q
period 2014-03-31
CASEY CONTAINER CORP
filed 2014-05-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,771,701 shares outstanding as of May 9, 2014.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                                 March 31, 2014
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                         As Of                 As Of
                                                                    March 31, 2014       December 31, 2013
                                                                    --------------       -----------------
                                     ASSETS

Current Assets
  Cash                                                               $         74           $         74

                                                                     ------------           ------------
      Total Current Assets                                                     74                     74
                                                                     ------------           ------------

      Total  Assets                                                  $         74           $         74
                                                                     ============           ============

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                           $    216,478           $    203,440
  Non-interest Bearing Loans From Related Parties                           4,850                  4,850
  Interest and Non-Interest Bearing Loans                                 101,278                 99,749
  Due to Related Parties                                                  491,572                425,379
                                                                     ------------           ------------
      Total Current Liabilities                                           814,178                733,418
                                                                     ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
Common Stock 250,000,000 authorized shares, par value $0.001
 93,950,034 and 92,700,034 shares issued and outstanding at                93,950                 92,700
 March 31, 2014 and December 31, 2013
Additional Paid-in-Capital                                              3,526,006              3,477,256
Deficit accumulated during development stage                           (4,434,060)            (4,303,300)
                                                                     ------------           ------------

      Total Stockholders' Equity                                         (814,104)              (733,344)
                                                                     ------------           ------------

      Total Liabilities and Stockholders' Equity                     $         74           $         74
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                   Period from
                                                                                                September 26, 2006
                                                     For the Three          For the Three      (Date of inception)
                                                     Months Ended           Months Ended             through
                                                    March 31, 2014         March 31, 2013         March 31, 2014
                                                    --------------         --------------         --------------
REVENUES:
  Revenues                                           $         --           $         --           $         --
                                                     ------------           ------------           ------------
      Total Revenues                                           --                     --                     --
                                                     ------------           ------------           ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                                       --                     --                 10,000
    Impairment of property                                     --                     --                 27,379
    General and administrative                            129,231                161,727              4,392,305
                                                     ------------           ------------           ------------
      Operating Expenses                                  129,231                161,727              4,429,684
                                                     ------------           ------------           ------------
Other Expenses
  Interest                                                  1,529                   (128)                 4,376
                                                     ------------           ------------           ------------
      Total Other Expenses                                  1,529                   (128)                 4,376
                                                     ------------           ------------           ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                     --                     --
                                                     ------------           ------------           ------------

Net Income (Loss) for the period                     $   (130,760)          $   (161,599)          $ (4,434,060)
                                                     ============           ============           ============

Basic and Diluted Earnings Per Common Share          $      (0.00)          $      (0.00)
                                                     ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                        93,950,034             69,421,701
                                                     ============           ============

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from September 26, 2006 (inception) to March 31, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.10 per
 share for compensation to
 Board Members on April 17, 2013        600,000        600        --         --        59,400             --         60,000
Stock issued at $0.05 per
 share for debt to consultant
 on May 20, 2013                      1,000,000      1,000        --         --        49,000             --         50,000
Stock issued at $0.06 per
 share for debt to Chairman on
 June 24, 2013                        1,533,333      1,533        --         --        90,467             --         92,000
Stock issued at $0.06 per
 share for debt to a Vice
 President on June 24, 2013           1,000,000      1,000        --         --        59,000             --         60,000
Stock issued at $0.06 per
 share for debt to the CEO on
 June 24, 2013                        8,500,000      8,500        --         --       501,500             --        510,000
Stock issued at $0.05 per share
 for cash on July 20, 2013              400,000        400        --         --        19,600             --         20,000
Stock issued at $0.08 per share
 for consulting services on
 July 22, 2013                          100,000        100        --         --         7,900             --          8,000
Stock cancelled at $0.06 per
 share on August 27, 2013 from
 the original issuance to a Vice
 President on June 24, 2013            (300,000)      (300)       --         --       (17,700)            --        (18,000)
Stock issued at $0.06 per share
 for debt to President on
 September 26, 2013                     300,000        300        --         --        17,700             --         18,000
Stock issued at $0.08 per share
 for investor relations services
 on October 1, 2013                     200,000        200        --         --        15,800             --         16,000
Stock issued at $0.06 per share
 for debt to Chairman on
 October 25, 2013                     1,300,000      1,300        --         --        76,700             --         78,000
Stock issued at $0.06 per share
 for debt to President on
 October 25, 2013                     2,500,000      2,500        --         --       147,500             --        150,000
Stock issued at $0.03 per share
 for debt to consultant on
 November 26, 2013                    1,000,000      1,000        --         --        29,000             --         30,000
Stock issued at $0.04 per share
 for debt to President on
 December 17, 2013                    5,000,000      5,000        --         --       195,000             --        200,000
Net Loss for the Year
 December 31, 2013                           --         --        --         --                     (616,097)      (616,097)
                                     ----------    -------    ------      -----    ----------    -----------    -----------
Balance, December 31, 2013           92,700,034    $92,700        --      $  --    $ 3,477,256   $(4,303,300)   $  (733,344)
                                     ==========    =======    ======      =====    ===========   ===========    ===========
Stock issued at $0.04 per share
 for debt on January 31, 2014        1,250,000     $ 1,250        --      $  --    $    48,750            --         50,000
Net Loss for the Period ended
 March 31, 2014                                                                                     (130,760)      (130,760)
                                     ----------    -------    ------      -----    ----------    -----------    -----------
Balance, March 31, 2014              93,950,034    $93,950        --      $  --    $ 3,526,006   $(4,434,060)   $  (814,104)
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                            Period from
                                                              For the Three        For the Three         September 26, 2006
                                                               Months Ended         Months Ended      (Date of inception) to
                                                              March 31, 2014       March 31, 2013         March 31, 2014
                                                              --------------       --------------         --------------
Operating Activities:
  Net Loss                                                     $   (130,760)        $   (161,599)          $ (4,434,060)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Expenses paid on our behalf by Related Parties                 116,194              175,655              1,874,058
     Impairment of Long Term Assets                                      --                   --                 27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                      --                   --                 76,000
     Stock issued to Vice President for debt and for
      services to the Chairman, respectively                             --                   --                 93,750
     Stock issued to President and Vice President for
      compensation                                                       --                   --                320,000
     Stock issued to Chairman for investor relations
      services                                                           --                   --                127,500
     Stock issued to CEO/President for committed
      employment agreement                                               --                   --                510,000
     Stock issued and issuable for services to Related Party             --                   --                 60,000
     Stock issued for services to Non-Officer Board Members              --                   --                 60,000
     Stock issued for services to Non-Related Party                      --               67,500                758,000
     Stock issued for interest bearing loan payable                      --                   --                 25,000
     Stock issued to Non-Related Party for conversion of
      accounts payable                                                   --                   --                 80,000
     Accounts payables and loans due to Related Parties
      converted into stock                                           50,000                   --                 50,000
     Stock cancelled due to rescission of agreements                     --             (105,000)              (105,000)
     Finance and interest charges added to loan payable               1,529                 (128)                24,277
     Prepaid expenses                                                    --                   --                     --
     Accounts payable and accrued liabilities                        13,037               21,925                216,477
                                                               ------------         ------------           ------------
Net Cash Provided from Operating Activities                          50,000               (1,647)              (236,619)
                                                               ------------         ------------           ------------
Investing Activities:
  Mineral property option payment                                        --                   --                 (9,000)
                                                               ------------         ------------           ------------
Net Cash Used in Investing Activities                                    --                   --                 (9,000)
                                                               ------------         ------------           ------------

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

Financing Activities:
  Repayment of Related party expenses paid on our behalf            (50,000)              (6,675)              (384,734)
  Non-interest bearing loan from Related Party                           --                4,850                132,200
  Related Party loan converted to stock                                  --                   --                103,400
  Repayment of Related party loan                                        --                   --                (13,100)
  Proceeds from loan payable                                             --                   --                 55,000
  Common stock issued and issuable for cash                              --                   --                352,927
                                                               ------------         ------------           ------------
Net Cash Provided from Financing Activities                         (50,000)              (1,825)               245,693
                                                               ------------         ------------           ------------

Net Increase (Decrease) in Cash                                          --               (3,472)                    74
                                                               ------------         ------------           ------------

Cash, Beginning of the Period                                            74                3,522                     --
                                                               ------------         ------------           ------------

Cash, End of the Period                                        $         74         $         50           $         74
                                                               ============         ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                         $         --         $         --           $         --
                                                               ============         ============           ============
Cash paid for income taxes                                     $         --         $         --           $         --
                                                               ============         ============           ============
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from Related
   Parties exchanged for 1,250,000, 5,000,000, 3,800,000,
   11,033,333, 250,000 and 717,600 Common shares on
   January 31, 2014, December 17, 2013, October 25, 2013,
   June 24, 2013, April 11, 2012 and December 31, 2010         $     50,000         $         --           $  1,364,400
                                                               ============         ============           ============

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


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

Effective January 6, 2010 Ms. Rachna Khanna tendered her resignation as the President, CEO, CFO and Director. Effective January 12, 2010, James Casey, Terry Neild and Robert Seaman were appointed as Directors of the Company. Mr. Casey was elected President, Mr. Terry Neild was elected Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman was elected Vice President-Operations. Effective February 7, 2011, Martin R. Nason was elected Chief Executive Officer, President and Chief Financial Officer. Mr. Neild remains Chairman of the Board of Directors and Secretary, Mr. Casey as Vice-President of Technical Services and Sales and Mr. Seaman as Vice-President-Operations. On January 31, 2014, Mr. Seaman as resigned and Mr. Nason was appointed as a Director.

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this March 31, 2014 Form 10-Q should be read in conjunction with information included in the December 31, 2013 and 2012 Form 10-K.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


2. GOING CONCERN

The Company incurred net losses of $4,434,060 for the period from September 26, 2006 (Date of Inception) through

March 31, 2014 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. STOCKHOLDERS' EQUITY

At March 31, 2014 and December 31, 2013, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At March 31, 2014 and December 31, 2013, the Company has 93,950,034 and 92,700,034 Common shares issued and outstanding, respectively and no Preferred shares issued and outstanding.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


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

On July 17, 2012, the Company agreed to issue 3,000,000 shares at $0.15 per share (the closing price of the Common shares on July 17, 2012) for a value of $450,000 to Shoreline Consulting International for investor relations services.

On August 3, 2012, the Company agreed to issue 250,000 shares at $0.22 per share (the closing price of the Common shares on August 3, 2012) for a value of $55,000 to a non-related party for consulting services. The $55,000 was expensed in the quarter ending September 30, 2012.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


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

On April 17, 2013, the Company signed two Agreements To Serve On Board Of Directors with two new independent Board of Director members and issued a total of 600,000 restricted Common shares, 300,000 to each each, at $0.10 per share, the closing price of the Company's common shares on the OTC.BB. The Company expensed $60,000 in the quarter ending June 30, 2013.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

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

On November 26, 2013, the Company signed a Debt Settlement Agreement with a non-related party consultant for 1,000,000 restricted Common shares at $0.03 per share, for a total of $30,000, a 40% discount from the closing price of the Company's freely-traded Common shares of $0.05 per share on the OTC.BB.

On December 17, 2013, the Company signed a Debt Settlement Agreement with its Chief Executive Officer and President for 5,000,000 restricted Common shares at $0.04 per share for a total of $200,000, a 33.3% discount from the closing price of the Company's freely-traded Common shares of $0.06 per share on the OTC.BB.

On January 31, 2014, the Company signed a Debt Settlement Agreement with Aruba Capital Partners Limited, a company owned by its Chairman, whereby 1,250,000 restricted Common shares at $0.04 per share were issued in exchange for $50,000 of unpaid expenses incurred on behalf of the Company and a non-interest bearing loan made to the Company, which represents a 33.3% discount to the closing price of the Company's freely-traded shares on the OTC.BB (see Note 5 "Related Party Transactions").

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, respectively, $496,422 and $430,229 is due to Company officers for unpaid expenses, fees and loans.

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing loan (See Note 6 "Non-Interest Bearing Loans"). On February 3, 2012, the related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012.

On May 21 and May 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan.

On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. (see Note 6, "Non-Interest Bearing Loans").

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

On October 1, 2013, a previously classified Related Party whom the Company owes $22,000 in a non-interest bearing loan is no longer a Related Party (see Note 6 "Non-Interest Bearing Loans"), since the Party ceased to be involved in any and all of the Company's business affairs.

On January 31, 2014, the Chairman signed a Debt Settlement Agreement, converting $50,000, respectively of unpaid expenses and loans into 1,250,000 Restricted Common Shares (See Note 4 "Stockholders' Equity") at $0.04 per share, representing a 33.3% discount to the closing price of the freely-traded shares on the OTC.BB.

Amounts outstanding to Related Parties, at March 31, 2014 and December 31, 2013, respectively, are unsecured:

                                                       March 31,    December 31,
                                                         2014          2013
                                                       --------      --------

Unpaid expenses and fees to Officers/Directors         $491,572      $425,379
                                                       --------      --------
Non-interest bearing loans to Related Parties
 Chairman of the Board/Officer and Controlled Entity      4,850         4,850
                                                       --------      --------
      Total                                            $  4,850      $  4,850
                                                       ========      ========

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


6. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a non-related party (formerly a related party), loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 are outstanding as of March 31, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions").

On April 18 and May 17, 2012, the Vice President Sales and Technical Services, loaned the Company $38,000 and $4,000, respectively, in non-interest bearing loans, of which none and $42,000 are outstanding as of March 31, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions").

On May 21 and 30, 2012 and March 5, 2013, the Chairman of the Board and his controlled entity loaned the Company $12,000, $38,250 and $4,850, respectively, in non-interest bearing loans, of which $4,850 and $50,250 are outstanding as of March 31, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions").

On June 24, 2013, the Chairman and Vice President of Sales and Technical Services, converted $50,250 and $42,000, respectively of Non-Interest Bearing Loans into restricted Common Shares of the Company (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions").

The related party loans are due upon receipt of the Company's cash equity funding or any other cash equity funding from other parties.

The amounts of all non-interest bearing loans outstanding at March 31, 2014 and December 31, 2013, respectively, are as follows:

                                                       March 31,    December 31,
                                                         2014          2013
                                                       --------      --------
Non-interest bearing loans to Related Parties
 Non-Officer/Director                                  $ 22,000      $ 22,000
                                                       --------      --------
      Total                                            $ 22,000      $ 22,000
                                                       ========      ========

7. INTEREST BEARING LOANS

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014
                                   (Unaudited)


7. INTEREST BEARING LOANS (continued)

The amounts of all interest-bearing loans and accrued interest outstanding as of March 31, 2014 and December 31, 2013, respectively, follow:

                                                       March 31,    December 31,
                                                         2014          2013
                                                       --------      --------

Non-Related Party - principal                          $ 24,900      $ 24,900
                    cumulative accrued interest        $  3,145      $  2,849
Non-Related Party - principal                          $ 50,000      $ 50,000
                    cumulative accrued interest        $  1,233            --
                                                       --------      --------
      Total                                            $ 79,278      $ 77,749
                                                       ========      ========

8. ARUBA BRANDS CORP. STOCK PURCHASE AGREEMENT

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp. ("Aruba), whereby Aruba will acquire 19.9% for $1.5 million, of the Company's total issued and outstanding shares upon completion of the funding of this Agreement. The stock to be issued is the Company's restricted Common shares. The transaction is to be completed within ninety (90) days and partial amounts are permitted. The Company filed a Form 8-K with the SEC on September 24, 2013. The transaction has not occurred to-date.

9. SUBSEQUENT EVENTS

On April 3, 2014, the Company and Board of Directors agreed to a Debt Settlement Agreement (signed April 4, 2014) with a non-related Party, whereby the Party exchanged $20,200 of Accounts Payable owed by the Company to the Party in exchange for 505,000 restricted Common shares at $0.04 per share. The closing price of the Company's freely-traded Common shares on the OTC.BB on April 2, 2014 and opening price on April 3, 2014 was $0.05 per share, a 20% discount. On April 3, 2014, the same non-related Party purchased for cash 250,000 restricted Common shares at $0.04 per share for a total of $10,000.

On April 3, 2014, the Company approved and signed a Stock Purchase Agreement (dated March 24, 2014) with an investor group for a total amount of $10 million. For $5 million of the total, the investor will receive restricted Common shares of forty percent (40%) of the total number of Common shares issued and outstanding on the date of funding and the investor will loan the Company $5 million at 6%, to be paid over a period of years, with a payment grace period of interest and principal until January 1, 2016. The Company filed a Form 8-K on April 14, 2014 with the SEC.

On April 10, 2014, a non-related Party purchased for cash 66,667 restricted Common shares at $0.075 per share, for a total of $5,000. On April 10, 2014, the closing price of the Company's freely-traded shares was $0.10, a discount of 25%.

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

We incurred operating expenses of $129,231 and $161,727 for the three-month periods ended March 31, 2014 and 2013, respectively. These expenses consisted primarily of general and administrative expenses. Interest expense was $1,529 and $(128) for the comparable three-month periods ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013, we had cash on hand of $74 and $74 respectively. Our total assets at March 31, 2014 and December 31, 2013 are $74 and $74. Our liabilities were $814,178 and $733,418, respectively.

As of March 31, 2014, we had an accumulated deficit from inception of $4,434,060.

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

The following table provides selected financial data about our company for the period from the date of incorporation through March 31,2014.

                    Balance Sheet Data:            3/31/14
                    -------------------            -------

                    Cash                          $      74
                    Total assets                  $      74
                    Total liabilities             $ 814,178
                    Shareholders' equity          $(814,104)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $74 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the three months ended March 31, 2014 and 2013 we incurred a net loss of $130,760 and $161,599, respectively.

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

 101         Interactive Data Files pursuant to Rule            To be filed by amendment
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2014.

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