Form 10-Q
period 2014-06-30
CASEY CONTAINER CORP
filed 2014-08-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,771,701 shares outstanding as of August 8, 2014.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                                  June 30, 2014
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                         As Of                   As Of
                                                                     June 30, 2014         December 31, 2013
                                                                     -------------         -----------------
                                     ASSETS

Current Assets
  Cash                                                                $         85           $         74
                                                                      ------------           ------------
      Total Current Assets                                                      85                     74
                                                                      ------------           ------------

      Total  Assets                                                   $         85           $         74
                                                                      ============           ============

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                            $    200,932           $    203,440
  Non-interest Bearing Loans From Related Parties                            4,850                  4,850
  Interest and Non-Interest Bearing Loans                                  102,810                 99,749
  Due to Related Parties                                                   530,420                425,379
                                                                      ------------           ------------
      Total Current Liabilities                                            839,012                733,418
                                                                      ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 Nothing issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 94,771,701 and 92,700,034 shares issued
 and outstanding at March 31, 2014 and December 31, 2013                    94,772                 92,700
Additional Paid-in-Capital                                               3,560,384              3,477,256
Deficit accumulated during development stage                            (4,494,083)            (4,303,300)
                                                                      ------------           ------------
      Total Stockholders' Equity                                          (838,927)              (733,344)
                                                                      ------------           ------------

      Total Liabilities and Stockholders' Equity                      $         85           $         74
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                              Period from
                                          For the          For the          For the          For the      September 26, 2006
                                        Three Months     Three Months      Six Months       Six Months    (Date of inception)
                                           Ended            Ended            Ended            Ended             through
                                       June 30, 2014    June 30, 2013    June 30, 2014    June 30, 2013      June 30, 2014
                                       -------------    -------------    -------------    -------------      -------------
REVENUES:
  Revenues                              $         --     $         --     $         --     $         --       $         --
                                        ------------     ------------     ------------     ------------       ------------
      Total Revenues                              --               --               --               --                 --
                                        ------------     ------------     ------------     ------------       ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                          --               --               --               --             10,000
    Impairment of property                        --               --               --               --             27,379
    General and administrative                58,491          190,158          187,722          351,885          4,450,796
                                        ------------     ------------     ------------     ------------       ------------
      Operating Expenses                      58,491          190,158          187,722          351,885          4,488,175
                                        ------------     ------------     ------------     ------------       ------------
OTHER EXPENSES
  Interest                                     1,532              299            3,061              171              5,908
                                        ------------     ------------     ------------     ------------       ------------
      Total Other Expenses                     1,532              299            3,061              171              5,908
                                        ------------     ------------     ------------     ------------       ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                              --               --               --               --                 --
                                        ------------     ------------     ------------     ------------       ------------

Net Income (Loss) for the period        $    (60,023)    $   (190,457)    $   (190,783)    $   (352,056)      $ (4,494,083)
                                        ============     ============     ============     ============       ============
Basic and Diluted Earnings Per
 Common Share                           $      (0.00)    $      (0.00)    $      (0.00)    $      (0.01)
                                        ------------     ------------     ------------     ------------
Weighted Average number of Common
 Shares used in per share calculations    94,712,324       71,232,635       94,119,196       70,332,171
                                        ============     ============     ============     ============

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from September 26, 2006 (inception) to June 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.10 per
 share for compensation to
 Board Members on April 17, 2013        600,000        600        --         --        59,400             --         60,000
Stock issued at $0.05 per
 share for debt to consultant
 on May 20, 2013                      1,000,000      1,000        --         --        49,000             --         50,000
Stock issued at $0.06 per
 share for debt to Chairman on
 June 24, 2013                        1,533,333      1,533        --         --        90,467             --         92,000
Stock issued at $0.06 per
 share for debt to a Vice
 President on June 24, 2013           1,000,000      1,000        --         --        59,000             --         60,000
Stock issued at $0.06 per
 share for debt to the CEO on
 June 24, 2013                        8,500,000      8,500        --         --       501,500             --        510,000
Stock issued at $0.05 per share
 for cash on July 20, 2013              400,000        400        --         --        19,600             --         20,000
Stock issued at $0.08 per share
 for consulting services on
 July 22, 2013                          100,000        100        --         --         7,900             --          8,000
Stock cancelled at $0.06 per
 share on August 27, 2013 from
 the original issuance to a Vice
 President on June 24, 2013            (300,000)      (300)       --         --       (17,700)            --        (18,000)
Stock issued at $0.06 per share
 for debt to President on
 September 26, 2013                     300,000        300        --         --        17,700             --         18,000
Stock issued at $0.08 per share
 for investor relations services
 on October 1, 2013                     200,000        200        --         --        15,800             --         16,000
Stock issued at $0.06 per share
 for debt to Chairman on
 October 25, 2013                     1,300,000      1,300        --         --        76,700             --         78,000
Stock issued at $0.06 per share
 for debt to President on
 October 25, 2013                     2,500,000      2,500        --         --       147,500             --        150,000
Stock issued at $0.03 per share
 for debt to consultant on
 November 26, 2013                    1,000,000      1,000        --         --        29,000             --         30,000
Stock issued at $0.04 per share
 for debt to President on
 December 17, 2013                    5,000,000      5,000        --         --       195,000             --        200,000
Net Loss for the Year
 December 31, 2013                           --         --        --         --            --       (616,097)      (616,097)
                                     ----------    -------    ------      -----    ----------    -----------    -----------
Balance, December 31, 2013           92,700,034    $92,700        --      $  --    $ 3,477,256   $(4,303,300)   $  (733,344)
                                     ==========    =======    ======      =====    ===========   ===========    ===========
Stock issued at $0.04 per share
 for debt on January 31, 2014        1,250,000     $ 1,250        --      $  --    $    48,750            --         50,000
Stock issued at $0.04 per share
 for debt settlement agreement         505,000         505        --         --         19,695            --         20,200
 on April 4, 2014
Stock issued at $0.04 per share
 for cash on April 9, 2014             250,000         250        --         --          9,750            --         10,000
Stock issued at $0.075 per share
 for cash on April 17, 2014             66,667          67        --         --          4,933            --          5,000
Net Loss for the Period ended
 June 30, 2014                               --         --        --         --            --       (190,783)      (190,783)
                                     ----------    -------    ------      -----    ----------    -----------    -----------

Balance, June 30, 2014               94,771,701    $94,772        --      $  --    $ 3,560,384   $(4,494,083)   $  (838,927)
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                       For the           For the           Period from
                                                                      Six Months        Six Months      September 26, 2006
                                                                        Ended             Ended       (Date of inception) to
                                                                    June 30, 2014     June 30, 2013        June 30, 2014
                                                                    ------------      ------------         ------------
Operating Activities:
  Net Loss                                                          $   (190,783)     $   (352,056)        $ (4,494,083)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses paid on our behalf by Related Parties                      168,713           321,514            1,926,577
     Impairment of Long Term Assets                                           --                --               27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                           --                --               76,000
     Stock issued to Vice President for debt and for services
      to the Chairman, respectively                                           --                --               93,750
     Stock issued to President and Vice President for compensation            --                --              320,000
     Stock issued to Chairman for investor relations services                 --                --              127,500
     Stock issued to CEO/President for committed employment
      agreement                                                               --                --              510,000
     Stock issued and issuable for services to Related Party                  --                --               60,000
     Stock issued for services to Non-Officer Board Members                   --            60,000               60,000
     Stock issued for services to Non-Related Party                           --            67,500              758,000
     Stock issued for interest bearing loan payable                           --                --               25,000
     Stock issued to Non-Related Party for conversion of accounts
      payable                                                             20,200            50,000              100,200
     Accounts payables and loans due to Related Parties converted
      into stock                                                          50,000                --               50,000
     Stock cancelled due to rescission of agreements                          --          (105,000)            (105,000)
     Finance and interest charges added to loan payable                    3,061               171               25,809
     Prepaid expenses                                                         --                --                   --
     Accounts payable and accrued liabilities                             (2,508)          (41,931)             200,932
                                                                    ------------      ------------         ------------
Net Cash Provided from Operating Activities                               48,683               198             (237,936)
                                                                    ------------      ------------         ------------
Investing Activities:
  Mineral property option payment                                             --                --               (9,000)
                                                                    ------------      ------------         ------------
Net Cash Used in Investing Activities                                         --                --               (9,000)
                                                                    ------------      ------------         ------------
Financing Activities:
  Repayment of Related party expenses paid on our behalf                 (63,672)           (8,520)            (398,406)
  Non-interest bearing loan from Related Party                                --             4,850              132,200
  Related Party loan converted to stock                                       --                --              103,400
  Repayment of Related party loan                                             --                --              (13,100)
  Proceeds from loan payable                                                  --                --               55,000
  Common stock issued and issuable for cash                               15,000                --              367,927
                                                                    ------------      ------------         ------------
Net Cash Provided from Financing Activities                              (48,672)           (3,670)             247,021
                                                                    ------------      ------------         ------------

Net Increase (Decrease) in Cash                                               11            (3,472)                  85
                                                                    ------------      ------------         ------------

Cash, Beginning of the Period                                                 74             3,522                   --
                                                                    ------------      ------------         ------------

Cash, End of the Period                                             $         85      $         50         $         85
                                                                    ============      ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                            $         --      $         --         $         --
                                                                    ============      ============         ============
Cash paid for income taxes                                          $         --      $         --         $         --
                                                                    ============      ============         ============
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from
   Related Parties exchanged for 1,250,000,
   5,000,000, 3,800,000, 11,033,333, 250,000 and
   717,600 Restricted Common shares, on January 31, 2014,
   December 17, 2013, October 25, 2013, June 24, 2013,
   April 11, 2012 and December 31, 2010                             $     50,000      $    662,000         $  1,364,400
                                                                    ============      ============         ============

              The accompanying notes are an integral part of these
                          interim financial statement.

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


2. GOING CONCERN

The Company incurred net losses of $4,494,083 for the period from September 26, 2006 (Date of Inception) through June 30, 2014 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. STOCKHOLDERS' EQUITY

At June 30, 2014 and December 31, 2013, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At June 30, 2014 and December 31, 2013, the Company has 94,771,701 and 92,700,034 Common shares issued and outstanding, respectively and no Preferred shares issued and outstanding.

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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

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

On August 29, 2011, the Company issued 250,000 restricted Common shares in exchange for a non-interest bearing cash loan of $15,000 made by a Non-Related Party at $0.10 per share (the closing price on August 29, 2011) and recorded a financing fee on conversion of $10,000, which was expensed in the quarter ended September 30, 2011.

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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


4.STOCKHOLERS' EQUITY (continued)

On April 3, 2014, the Company sold 250,000 restricted Common shares at $0.04 per share for cash to a non-related party who's also a vendor (see April 4, 2014 transaction below), which represents a 33.3% discount to the closing price of $0.06 per share of the Company's freely-traded shares on the OTC.BB.

On April 4, 2014, the Company signed a Debt Settlement Agreement with a non-related vendor, whereby the company issued 505,000 restricted Common shares at $0.04 per share in exchange for $20,200 of accounts payable owed to the vendor, which represents a 33.3% discount to the closing price of $0.06 per share of the Company's freely-traded shares on the OTC.BB.

On April 10, the Company sold 66,667 restricted Common shares at $0.075 per share for cash to a non-related party, which represents a 25% discount to the closing price of $0.10 per share of the Company's freely-traded shares on the OTC.BB.

5. RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, respectively, $535,270 and $430,229 is due to Company officers for unpaid expenses, fees and loans.

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

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS (continued)

On January 31, 2014, the Chairman signed a Debt Settlement Agreement, converting $50,000, respectively of unpaid expenses and loans into 1,250,000 Restricted Common Shares (See Note 4 "Stockholders' Equity") at $0.04 per share, representing a 33.3% discount to the closing price of the freely-traded shares on the OTC.BB.

Amounts outstanding to Related Parties, at March 31, 2014 and December 31, 2013, respectively, are unsecured:

                                                       June 30,     December 31,
                                                         2014          2013
                                                       --------      --------

Unpaid expenses and fees to Officers/Directors         $530,420      $425,379
                                                       --------      --------
Non-interest bearing loans to Related Parties
 Chairman of the Board/Officer and Controlled Entity   $  4,850      $  4,850
                                                       --------      --------
      Total                                            $  4,850      $  4,850
                                                       ========      ========

6. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a non-related party (formerly a related party), loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 are outstanding as of June 30, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions"). On April 18 and May 17, 2012, the Vice President Sales and Technical Services, loaned the Company $38,000 and $4,000, respectively, in non-interest bearing loans, of which none are outstanding as of June 30, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions").

On May 21 and 30, 2012 and March 5, 2013, the Chairman of the Board and his controlled entity loaned the Company $12,000, $38,250 and $4,850, respectively, in non-interest bearing loans, of which $4,850 and $4,850 are outstanding as of June 30, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions").

On June 24, 2013, the Chairman and Vice President of Sales and Technical Services, converted $50,250 and $42,000, respectively of Non-Interest Bearing Loans into restricted Common Shares of the Company (see Note 4 "Stockholders' Equity" and Note 5 "Related Party Transactions").

The related party loans are due upon receipt of the Company's cash equity funding or any other cash equity funding from other parties.

The amounts of all non-interest bearing loans outstanding at June 30, 2014 and December 31, 2013, respectively, are as follows:

                                                       June 30,     December 31,
                                                         2014          2013
                                                       --------      --------
Non-interest bearing loans to a non-related,
 non-Officer/Director                                  $ 22,000      $ 22,000
                                                       --------      --------
      Total                                            $ 22,000      $ 22,000
                                                       ========      ========

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)

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

The amounts of all interest-bearing loans and accrued interest outstanding as of June 30, 2014 and December 31, 2013, respectively, follow:

                                                       June 30,     December 31,
                                                         2014          2013
                                                       --------      --------

Non-Related Party - principal                          $ 24,900      $ 24,900
                    cumulative accrued interest           3,444         2,849
Non-Related Party - principal                            50,000        50,000
                    cumulative accrued interest           2,466            --
                                                       --------      --------
      Total                                            $ 80,810      $ 77,749
                                                       ========      ========


8. ARUBA BRANDS CORP. STOCK PURCHASE AGREEMENT

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp. ("Aruba), whereby Aruba will acquire 19.9% for $1.5 million, of the Company's total issued and outstanding shares upon completion of the funding of this Agreement. The stock to be issued is the ninety (90) days and partial amounts are permitted. The Company filed a Form 8-K with the SEC on September 24, 2013. No funding has been received as of June 30, 2014 nor the date of filing of the June 30, 2014 Form 10-Q. The Company remains in contact with the principal of Aruba Brands Corp. regarding the potential funding.

9.  STOCK PURCHASE AGREEMENT

On April 3, 2014, the Company approved and signed a Stock Purchase Agreement (dated March 24, 2014) with an investor group for a total amount of $10 million. For $5 million of the total, the investor will receive restricted Common shares of forty percent (40%) of the total number of Common shares issued and outstanding on the date of funding and the investor will loan the Company $5 million at 6%, to be paid over a period of years, with a payment grace period of interest and principal until January 1, 2016. The Company filed a Form 8-K on April 14, 2014 with the SEC. No funding has been made as of June 30, 2014 nor the date of filing of the June 30, 2014 Form 10-Q.

                              CASEY CONTAINER CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (Unaudited)


10. SUBSEQUENT EVENTS

No subsequent events have occurred since the date of these financial statements and filing of the June 30, 2014 Form 10-Q.

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

We incurred operating expenses of $187,722 and $351,885 for the six-month periods ended June 30, 2014 and 2013, respectively. These expenses consisted primarily of general and administrative expenses. Interest expense was $3,061 and $171 for the comparable six-month periods ended June 30, 2014 and 2013.

At June 30, 2014 and December 31, 2013, we had cash on hand of $85 and $74 respectively. Our total assets at June 30, 2014 and December 31, 2013 are $85 and $74. Our liabilities were $839,012 and $733,418, respectively.

As of June 30, 2014, we had an accumulated deficit from inception of $4,494,083.

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

The following table provides selected financial data about our company for the period from the date of incorporation through March 31,2014.

          Balance Sheet Data:            6/30/14
          -------------------            -------

          Cash                          $      85
          Total assets                  $      85
          Total liabilities             $ 839,012
          Shareholders' equity          $(838,927)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $85 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the three months ended June 30, 2014 and 2013 we incurred a net loss of $60,023 and $190,457, respectively.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2014.

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