Form 10-Q
period 2014-09-30
CASEY CONTAINER CORP
filed 2014-11-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,771,701 shares outstanding as of November 6, 2014.

ITEM 1. FINANCIAL STATEMENTS

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                               September 30, 2014
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                      As Of                  As Of
                                                                  September 30,           December 31,
                                                                      2014                   2013
                                                                  ------------           ------------
                                     ASSETS

Current Assets
  Cash                                                            $         85           $         74
                                                                  ------------           ------------
      Total Current Assets                                                  85                     74
                                                                  ------------           ------------

      Total  Assets                                               $         85           $         74
                                                                  ============           ============

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                        $    181,482           $    203,440
  Non-interest Bearing Loans From Related Parties                        4,850                  4,850
  Interest and Non-interest Bearing Loans                              104,346                 99,749
  Due to Related Parties                                               558,566                425,379
                                                                  ------------           ------------
      Total Current Liabilities                                        849,244                733,418
                                                                  ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 250,000,000 authorized shares, par value $0.001
 94,771,701 and 92,700,034 shares issued and outstanding at             94,772                 92,700
 September 30, 2014 and December 31, 2013
Additional Paid-in-Capital                                           3,560,384              3,477,256
Deficit accumulated during development stage                        (4,504,315)            (4,303,300)
                                                                  ------------           ------------
      Total Stockholders' Equity                                      (849,159)              (733,344)
                                                                  ------------           ------------

      Total Liabilities and Stockholders' Equity                  $         85           $         74
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                               Period from
                                                                                                            September 26, 2006
                                         For the Three    For the Three    For the Nine     For the Nine   (Date of inception)
                                         Months Ended     Months Ended     Months Ended     Months Ended         through
                                         September 30,    September 30,    September 30,    September 30,      September 30,
                                             2014             2013             2014             2013               2014
                                         ------------     ------------     ------------     ------------       ------------
REVENUES:
  Revenues                               $         --     $         --     $         --     $         --       $         --
                                         ------------     ------------     ------------     ------------       ------------
      Total Revenues                               --               --               --               --                 --
                                         ------------     ------------     ------------     ------------       ------------
EXPENSES:
  Operating Expenses
    Exploration expenses                           --               --               --               --             10,000
    Impairment of property                         --               --               --               --             27,379
    General and administrative                 34,897          124,895          222,596          476,779          4,485,693
                                         ------------     ------------     ------------     ------------       ------------
      Operating Expenses                       34,897          124,895          222,596          476,779          4,523,072
                                         ------------     ------------     ------------     ------------       ------------
OTHER EXPENSES
  Interest                                      1,535              302            4,619              474              7,443
                                         ------------     ------------     ------------     ------------       ------------
      Total Other Expenses                      1,535              302            4,619              474              7,443
                                         ------------     ------------     ------------     ------------       ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                               --               --               --               --                 --
                                         ------------     ------------     ------------     ------------       ------------

Net Income (Loss) for the period         $    (36,432)    $   (125,197)    $   (227,215)    $   (477,253)      $ (4,504,315)
                                         ============     ============     ============     ============       ============

Basic and Diluted Earnings Per
 Common Share                            $      (0.00)    $      (0.00)    $      (0.00)    $      (0.01)
                                         ------------     ------------     ------------     ------------
Weighted Average number of Common
 Shares used in per share calculations     94,771,701       82,482,643       94,339,088       74,426,835
                                         ============     ============     ============     ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.18 per share
 for debt to a Vice President on
 April 11, 2012                         250,000    $   250          --    $    --    $   44,750   $        --    $    45,000
Stock issued at $0.17 per share
 for compensation to a Vice
 President on June 20, 2012             500,000        500          --         --        84,500            --         85,000
Stock issued at $0.17 per share
 for investor relations services
 to the Chairman on June 20, 2012       750,000        750          --         --       126,750            --        127,500
Stock issued at $0.17 per share
 pursuant to a committed
 employment agreement with the
 CEO on June 20, 2012                 3,000,000      3,000          --         --       507,000            --        510,000
Stock issued at $0.15 for
 consulting services on
 July 17, 2012                        3,000,000      3,000          --         --       447,000            --        450,000
Stock issued at $0.22 for
 consulting services on
 August 3, 2012                         250,000        250          --         --        54,750            --         55,000
Stock issued at $0.24 for
 consulting services on
 August 30, 2012                        300,000        300          --         --        71,700            --         72,000
Stock issued for cash at $0.15
 per share on October 17, 2012          120,000        120          --         --        17,880            --         18,000
Stock issued for cash at $0.15
 per share on October 24, 2012          200,000        200          --         --        29,800            --         30,000
Stock issued for cash at $0.15
 per share on October 25, 2012          100,000        100          --         --        14,900            --         15,000
Stock issued for cash at $0.15
 per share on November 14, 2012           6,700          7          --         --           993            --          1,000
Stock issued at $0.22 per share
 for investor relations services
 on December 12, 2012                   150,000        150          --         --        32,850            --         33,000
Stock issued at $0.15 per share
 for investor relations services
 on December 27, 2012                   150,000        150          --         --        22,350            --         22,500
Net Loss for the Year ended
 December 31, 2012                           --         --          --         --            --    (2,349,289)    (2,349,289)
                                     ----------    -------    --------    -------    ----------   -----------    -----------
Balance, December 31, 2012           69,566,701    $69,567          --    $    --    $2,263,889   $(3,661,003)   $(1,327,547)
                                     ==========    =======    ========    =======    ==========   ===========    ===========
Stock cancelled at $0.24 per
 share on January 15, 2013
 from the original issuance on
 August 30, 2012                       (300,000)   $  (300)         --    $    --    $  (71,700)  $        --    $   (72,000)
Stock cancelled at $0.22 per
 share on January 15, 2013 from
 the original issuance on
 December 12, 2012                     (150,000)      (150)         --         --       (32,850)           --        (33,000)
Stock issued at $0.15 per share
 for investor relations services
 on February 13, 2013                   450,000        450          --         --        67,050            --         67,500

              The accompanying notes are an integral part of these
                         interim financial statements.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
    For the period from September 26, 2006 (inception) to September 30, 2014
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                   (continued)

                                                                                                    Deficit
                                                                 Common Stock                     Accumulated
                                          Common Stock             Issuable        Additional       During
                                       -------------------    ------------------     Paid-In      Development   Stockholders
                                       Shares       Amount    Shares      Amount     Capital        Stage          Equity
                                       ------       ------    ------      ------     -------        -----          ------
Stock issued at $0.10 per
 share for compensation to
 Board Members on April 17, 2013        600,000        600        --         --        59,400             --         60,000
Stock issued at $0.05 per
 share for debt to consultant
 on May 20, 2013                      1,000,000      1,000        --         --        49,000             --         50,000
Stock issued at $0.06 per
 share for debt to Chairman on
 June 24, 2013                        1,533,333      1,533        --         --        90,467             --         92,000
Stock issued at $0.06 per
 share for debt to a Vice
 President on June 24, 2013           1,000,000      1,000        --         --        59,000             --         60,000
Stock issued at $0.06 per
 share for debt to the CEO on
 June 24, 2013                        8,500,000      8,500        --         --       501,500             --        510,000
Stock issued at $0.05 per share
 for cash on July 20, 2013              400,000        400        --         --        19,600             --         20,000
Stock issued at $0.08 per share
 for consulting services on
 July 22, 2013                          100,000        100        --         --         7,900             --          8,000
Stock cancelled at $0.06 per
 share on August 27, 2013 from
 the original issuance to a Vice
 President on June 24, 2013            (300,000)      (300)       --         --       (17,700)            --        (18,000)
Stock issued at $0.06 per share
 for debt to President on
 September 26, 2013                     300,000        300        --         --        17,700             --         18,000
Stock issued at $0.08 per share
 for investor relations services
 on October 1, 2013                     200,000        200        --         --        15,800             --         16,000
Stock issued at $0.06 per share
 for debt to Chairman on
 October 25, 2013                     1,300,000      1,300        --         --        76,700             --         78,000
Stock issued at $0.06 per share
 for debt to President on
 October 25, 2013                     2,500,000      2,500        --         --       147,500             --        150,000
Stock issued at $0.03 per share
 for debt to consultant on
 November 26, 2013                    1,000,000      1,000        --         --        29,000             --         30,000
Stock issued at $0.04 per share
 for debt to President on
 December 17, 2013                    5,000,000      5,000        --         --       195,000             --        200,000
Net Loss for the Year
 December 31, 2013                           --         --        --         --            --       (616,097)      (616,097)
                                     ----------    -------    ------      -----    ----------    -----------    -----------
Balance, December 31, 2013           92,700,034    $92,700        --      $  --    $ 3,477,256   $(4,277,100)   $  (707,144)
                                     ==========    =======    ======      =====    ===========   ===========    ===========
Stock issued at $0.04 per share
 for debt on January 31, 2014        1,250,000     $ 1,250        --      $  --    $    48,750            --         50,000
Stock issued at $0.04 per share
 for debt settlement agreement         505,000         505        --         --         19,695            --         20,200
 on April 4, 2014
Stock issued at $0.04 per share
 for cash on April 9, 2014             250,000         250        --         --          9,750            --         10,000
Stock issued at $0.075 per share
 for cash on April 17, 2014             66,667          67        --         --          4,933            --          5,000
Net Loss for the Period ended
 September 30, 2014                          --         --        --         --            --       (227,215)      (227,215)
                                     ----------    -------    ------      -----    ----------    -----------    -----------

Balance, September 30, 2014          94,771,701    $94,772        --         --    $ 3,560,384   $(4,504,315)   $  (849,159)
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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                                                                                             Period from
                                                                 For the Nine         For the Nine        September 26, 2006
                                                                 Months Ended         Months Ended      (Date of inception) to
                                                                 September 30,        September 30,          September 30,
                                                                     2014                 2013                   2014
                                                                 ------------         ------------           ------------
Operating Activities:
  Net Loss                                                       $   (227,215)        $   (477,253)          $ (4,504,315)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Expenses paid on our behalf by Related Parties                   196,859              421,382              1,954,723
     Impairment of Long Term Assets                                        --                   --                 27,379
     Stock issued to Related Party for Expenses incurred
      on our behalf                                                        --                   --                 76,000
     Stock issued to Vice President for debt and for
      services to the Chairman, respectively                               --                   --                 93,750
     Stock issued to President and Vice President for
      compensation                                                         --                   --                320,000
     Stock issued to Chairman for investor relations services              --                   --                127,500
     Stock issued to CEO/President for committed employment
      agreement                                                            --                   --                510,000
     Stock issued and issuable for services to Related Party               --                   --                 60,000
     Stock issued for services to Non-Officer Board Members                --               60,000                 60,000
     Stock issued for services to Non-Related Party                        --               75,500                758,000
     Stock issued for interest bearing loan payable                        --                   --                 25,000
     Stock issued to Non-Related Party for conversion of
      accounts payable                                                 20,200               50,000                100,200
     Accounts payables and loans due to Related Parties
      converted into stock                                             50,000                   --                 50,000
     Stock cancelled due to rescission of agreements                       --             (105,000)              (105,000)
     Finance and interest charges added to loan payable                 4,597                  474                 27,345
     Prepaid expenses                                                      --                   --                     --
     Accounts payable and accrued liabilities                           4,242              (17,558)               181,482
                                                                 ------------         ------------           ------------
Net Cash Provided from Operating Activities                            48,683                7,545               (237,936)
                                                                 ------------         ------------           ------------
Investing Activities:
  Mineral property option payment                                          --                   --                 (9,000)
                                                                 ------------         ------------           ------------
Net Cash Used in Investing Activities                                      --                   --                 (9,000)
                                                                 ------------         ------------           ------------
Financing Activities:
  Repayment of Related party expenses paid on our behalf              (63,672)             (35,643)              (398,406)
  Non-interest bearing loan from Related Party                             --                4,850                132,200
  Related Party loan converted to stock                                    --                   --                103,400
  Repayment of Related party loan                                          --                   --                (13,100)
  Proceeds from loan payable                                               --                   --                 55,000
  Common stock issued and issuable for cash                            15,000               20,000                367,927
                                                                 ------------         ------------           ------------
Net Cash Provided from Financing Activities                           (48,672)             (10,793)               247,021
                                                                 ------------         ------------           ------------

Net Increase (Decrease) in Cash                                            11               (3,248)                    85
                                                                 ------------         ------------           ------------

Cash, Beginning of the Period                                              74                3,522                     --
                                                                 ------------         ------------           ------------

Cash, End of the Period                                          $         85         $        274           $         85
                                                                 ============         ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                         $         --         $         --           $         --
                                                                 ============         ============           ============
  Cash paid for income taxes                                     $         --         $         --           $         --
                                                                 ============         ============           ============
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from Related
   Parties exchanged for 1,250,000, 5,000,000, 3,800,000,
   11,033,333, 250,000 and 717,600 Common shares on
   January 31, 2014, December 17, 2013, October 25, 2013,
   June 24, 2013, April 11, 2012 and December 31, 2010           $     50,000         $    662,000           $  1,364,400
                                                                 ============         ============           ============

                 The accompanying notes are an integral part of
                       these interim financial statements

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this September 30, 2014 Form 10-Q should be read in conjunction with information included in the December 31, 2013 and 2012 Form 10-K.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


2. GOING CONCERN

The Company incurred net losses of $4,504,315 for the period from September 26, 2006 (Date of Inception) through September 30, 2014 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4. STOCKHOLDERS' EQUITY

At September 30, 2014 and December 31, 2013, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At September 30, 2014 and December 31, 2013, the Company has 94,771,701 and 92,700,034 Common shares issued and outstanding, respectively and no Preferred shares issued and outstanding.

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


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

On April 10, 2014, the Company sold 66,667 restricted Common shares at $0.075 per share for cash to a non-related party, which represents a 25% discount to the closing price of $0.10 per share of the Company's freely-traded shares on the OTC.BB.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, respectively, $563,416 and $430,229 is due to Company officers for unpaid expenses, fees and loans.

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

On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. (see Note 6, "Non-Interest Bearing Loans"), which on June 24, 2013 was exchanged for Common shares (See
Note 4 "Stockholders' Equity").

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

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS (continued)

On January 31, 2014, the Chairman signed a Debt Settlement Agreement, converting $50,000, respectively of unpaid expenses and loans into 1,250,000 Restricted Common Shares (See Note 4 "Stockholders' Equity") at $0.04 per share, representing a 33.3% discount to the closing price of the freely-traded shares on the OTC.BB.

Amounts outstanding to Related Parties, at September 30, 2014 and December 31, 2013, respectively, are unsecured:

                                                             September 30,      December 31,
                                                                 2014              2013
                                                               --------          --------
Unpaid expenses and fees to Officers/Directors                 $558,566          $425,379
                                                               --------          --------
Non-interest bearing loans to Related Parties
 Chairman of the Board/Officer and Controlled Entity           $  4,850          $  4,850
                                                               --------          --------
      Total                                                    $  4,850          $  4,850
                                                               ========          ========

6. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a non-related party (formerly a related party), loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 are outstanding as of September 30, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions").

On April 18 and May 17, 2012, the Vice President Sales and Technical Services, loaned the Company $38,000 and $4,000, respectively, in non-interest bearing loans, of which none are outstanding as of September 30, 2014 and December 31, 2013, respectively (see Note 5 "Related Party Transactions").

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

The related party loans are due upon receipt of the Company's cash equity funding as per Notes 8 and 9 below, or from other parties.

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


6. NON-INTEREST BEARING LOANS (continued)

The amounts of all non-interest bearing loans outstanding at September 30, 2014 and December 31, 2013, respectively, are as follows:

                                                 September 30,      December 31,
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

The amounts of all interest-bearing loans and accrued interest outstanding as of September 30, 2014 and December 31, 2013, respectively, follow:

                                                 September 30,      December 31,
                                                     2014              2013
                                                   --------          --------

Non-Related Party - principal                      $ 24,900          $ 24,900
                    cumulative accrued interest    $  3,747          $  2,849
Non-Related Party - principal                      $ 50,000          $ 50,000
                    cumulative accrued interest    $  3,699          $     --
                                                   --------          --------
      Total                                        $ 82,346          $ 77,749
                                                   ========          ========

                              CASEY CONTAINER CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2014
                                   (Unaudited)


8. ARUBA BRANDS CORP. STOCK PURCHASE AGREEMENT

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp. ("Aruba), whereby Aruba will acquire 19.9% for $1.5 million, of the Company's total issued and outstanding shares upon completion of the funding of this Agreement. The stock to be issued is the Company's restricted Common shares. The transaction is to be completed within ninety (90) days and partial amounts are permitted. The Company filed a Form 8-K with the SEC on September 24, 2013. No funds have been received as of September 30, 2014, nor the date of filing of the September 30, 2014 Form 10-Q. The Company remains in contact with the principals of Aruba Brands Corp. regarding the potential funding.

9.  STOCK PURCHASE AGREEMENT

On April 3, 2014, the Company approved and signed a Stock Purchase Agreement (dated March 24, 2014) with an investor group for a total amount of $10 million. For $5 million of the total, the investor will receive restricted Common shares of forty percent (40%) of the total number of Common shares issued and outstanding on the date of funding and the investor will loan the Company $5 million at 6%, to be paid over a period of years, with a payment grace period of interest and principal until January 1, 2016. The Company filed with the SEC Form 8-K on April 14, 2014. No funds have been received as of September 30, 2014, nor the date of filing of the September 30, 2014 Form 10-Q.

10.  SUBSEQUENT EVENTS

No subsequent events have occurred since the date of these financial statements and filing of the September 30, 2014 Form 10-Q.

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

We incurred operating expenses of $222,596 and $476,779 for the nine-month periods ended September 30, 2014 and 2013, respectively. These expenses consisted primarily of general and administrative expenses. Interest expense was $4,619 and $474 for the comparable six-month periods ended September 30, 2014 and 2013.

At September 30, 2014 and December 31, 2013, we had cash on hand of $85 and $74 respectively. Our total assets at September 30, 2014 and December 31, 2013 are $85 and $74. Our liabilities were $849,244 and $733,418, respectively.

As of September 30, 2014, we had an accumulated deficit from inception of $4,504,315.

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

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2014.

                    Balance Sheet Data:            9/30/14
                    -------------------            -------
                    Cash                          $      85
                    Total assets                  $      85
                    Total liabilities             $ 849,244
                    Shareholders' equity          $(849,159)

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

We have not generated any income since inception, and for the three months ended September 30, 2014 and 2013 we incurred a net loss of $36,432 and $125,197, respectively.

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

 101         Interactive Data Files pursuant to Rule            To be filed by amendment
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2014.

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