Form 10-K
period 2014-12-31
Snoogoo Corp.
filed 2015-03-31
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2014

                        Commission file number 333-140445

                                  Snoogoo Corp.
             (Exact Name of Registrant as Specified in Its Charter)

            NEVADA                                                20-5619324
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                   7150 E Camelback Road, Scottsdale, AZ 85251
          (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the issuer's voting and non-voting common equity stock held as of March 27, 2015 by non-affiliates of the issuer was $6,197,588 based on the closing price of the registrant's common stock on such date.

As of March 27, 2015 there were 154,939,701 shares of $.001 par value common stock issued and outstanding.

                                 SNOOGOO, CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 2.   Properties                                                          8
Item 3.   Legal Proceedings                                                   8
Item 4.   Mine Safety Disclosures                                             8

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   8
Item 6.   Selected Financial Data                                             9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9
Item 8.   Financial Statements                                               11
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           27
Item 9A.  Controls and Procedures                                            27
Item 9B.  Other Information                                                  28

                                    Part III

Item 10.  Directors and Executive Officers                                   28
Item 11.  Executive Compensation                                             30
Item 12.  Security Ownership of Certain Beneficial Owners and Management     31
Item 13.  Certain Relationships and Related Transactions                     32
Item 14.  Principal Accounting Fees and Services                             33

                                     Part IV

Item 15.  Exhibits                                                           33

Signatures                                                                   34

                                     PART I
ITEM 1. BUSINESS

Snoogoo, Corp, a Nevada corporation formally known as Casey Container Corp., was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. We are currently considered a "shell" company inasmuch for the periods ending December 31, 2014 and 2013 we did not generate revenues, did not own an operating business and had no employees and no material assets. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology.

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

In January 2015 the Company ended its Additive Supply and License Agreement with Bio-Tec Environmental. On February 11, 2015 the Company entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it plans to use in order to launch web and mobile applications with broad global appeal. The technology represents a breakthrough in common information networks by allowing individuals and groups to search, bookmark and share all forms of digital content, both privately and publicly, based on their own or shared interests.

Snoogoo Corp. is the developer of a new website platform designed to allow individuals and groups to search, save and share a wide variety of digital information online. Snoogoo can tap into organic content archived on Snoogoo, search engines, video, audio and image resources, as well as social media and reference sources in a single intelligent interface. Snoogoo has broad appeal for people in all walks of life as a powerful research tool, for general information gathering and sharing, in education, for shopping, and as a social portal that focuses users' interests and helps to organize their digital life.

Snoogoo describes its technology as a breakthrough in common information networks that allows individuals and groups to search, bookmark (or save) and share nearly all forms of digital content, both privately and publicly, based on their own or shared interests. It will create an information network that combines the most commonly used functions of search and social media interaction in a single website and across the most popular mobile media platforms, including smartphones and tablets.

Snoogoo intends to make the new technology and platform the Company's primary business going forward and is preparing its technology for deployment with plans for the initial website launch, followed by mobile apps.

As of March 27, 2015, we had no employees other than its corporate officers. The Company uses independent contractors who provide technology services, and public relations. Snoogoo has not experienced any work stoppages and it considers relations with its independent contractors to be good.

From time to time, Snoogoo may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Snoogoo is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Snoogoo currently utilize space, for no charge, at 7150 E Camelback Road, Scottsdale, AZ 85251.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2006, up to the period ending 12/31/2014, we had no operating business. We have entered into a new business model and may seek acquisitions and/or business combination with another operating company similar to our current business model, namely internet search engine social media website. To date, our efforts have been limited to meeting our regulatory filing requirements and business development.

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

WE CURRENTLY HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp ("Aruba"), whereby Aruba will acquire for $1.5 million, 19.9% in restricted Common shares, based upon the total of the Company's issued and outstanding shares upon completion of the funding of this Agreement. The contemplated funding has not occurred as of December 31, 2014 nor the date of this Filing.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

For the year ending December 31, 2014 the Company's Articles of Incorporation authorized the issuance of 250,000,000 shares of Common Stock and 10,000,000 Preferred Shares. On February 9, 2015 the Board of Directors approved an increase of the authorized common shares from 250,000,000 to 1,000,000,000. There are currently 845,060,299authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

No one person is in control of the outstanding shares.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on FINRA's OTC Markets ("OTCQB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock in the secondary market.

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the FINRA'S OTC Markets ("OTCQB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

              RISKS RELATED TO OUR NEW BUSINESS MODEL AND INDUSTRY

THE COMPANY WILL NEED SIGNIFICANT ADDITIONAL CAPITAL, WHICH THEY MAY BE UNABLE TO OBTAIN.

The Company's capital requirements in connection with its development activities and transition to commercial operations have been and will continue to be significant. The Company will require additional funds to build it marketing and advertising, lease office facility needed for further development, marketing and administrative support. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

THE COMPANY WILL FACE SIGNIFICANT COMPETITION.

As stated earlier, Snoogoo Corp. is the developer of a new website platform designed to allow individuals and groups to search, save and share a wide variety of digital information online. Currently this space is dominated by search engine giants Google, Yahoo, Bing and social networking websites Facebook, Instagram, Twitter and many others. In addition to the leaders there are many others seeking to break into this multi-billion dollar industry. Competition is very significant and the Company will need to be proactive in separating itself from the crowd.

What makes Snoogoo unique from its competitors is in its proprietary methods, and innovative architectures in combining existing search, online social networks with real person to person networking. The Company intends to utilize its proprietary methods, and innovative architectures of its platform to separate itself from its competitors and seek to ultimately be a leader in the internet search engine social media space.

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

THERE IS A LIMITED MARKET FOR THE COMPANY'S COMMON STOCK, WHICH MAY MAKE IT DIFFICULT TO SELL STOCK.

The Company's common stock trades on the OTCQB under the symbol "SGOO." There is a limited trading market for their common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the Company's common stock, the ability of holders of the Company's common stock to sell the Company's common stock, or the prices at which holders may be able to sell the Company's common stock.

SGOO'S SHARES ARE SUBJECT TO THE U.S. "PENNY STOCK" RULES AND INVESTORS WHO PURCHASE SHARES MAY HAVE DIFFICULTY RE-SELLING THEIR SHARES AS THE LIQUIDITY OF THE MARKET FOR SHARES MAY BE ADVERSELY AFFECTED BY THE IMPACT OF THE "PENNY STOCK" RULES.

The Company's stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. The Company's common shares currently trade on the OTCQB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US $5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

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

The Company's common stock does not currently fit into any of the above exceptions. If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in SGOO's common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend the Company's securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

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

ITEM 2. PROPERTIES

We currently utilize space, for no charge, at 7150 E. Camelback Road, Suite 444, Scottsdale, AZ 85251. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

Snoogoo, Corp. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information:
Our Common Stock is traded on FINRA's OTC Markets ("OTCQB") market under the symbol "SGOO". To date, there has not been an active trading market.

(b) Holders:
At December 31, 2015 and 2014, 280 and 261 certificate holding stockholders of record of our Common Stock.

(c) Dividend:
We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.

(d) Transfer Agent:
The company has retained Pacific Stock Transfer of 4045 South Spencer Street Suite 403 Las Vegas, Nevada as their transfer agent.

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

SNOOGOO CORP. PLAN OF OPERATIONS

Snoogoo Corp., a Nevada corporation, was incorporated under the name Sawadee Ventures Inc. in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology.

In January 2015 the Company ended its Additive Supply and License Agreement with Bio-Tec Environmental. On February 11, 2015 the Company entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it plans to use in order to launch web and mobile applications with broad global appeal.

We have not generated any income since inception, as of the years ended December 31, 2014 and 2013, have incurred a net loss of $280,708 and $601,002, respectively.

We are currently focusing on generating revenue by implementing three phases of our strategy. First, we plan to raise capital to purchase manufacturing equipment and lease a manufacturing facility. Second, we plan to increase our customer base. Third, we intend to leverage our assets to expand our business model through the acquisitions of related businesses.

SNOOGOO CORP. RESULTS OF OPERATIONS

Revenues:
The Company is a Development stage company and has not generated any revenues during the period from inception to December 31, 2014.

Property and equipment:
The Company currently owns no equipment.

Total Expenses:
The Company incurred operating expenses and interest expense for the years ended December 31, 2014 and 2013 of $274,576 and $600,226, and $6,132 and $776
,respectively, due to administrative and interest expenses.

Net Income (Loss):
The Company incurred losses for the years ended December 31, 2014 and 2013 of $280,708 and $601,002 respectively, due to impairment of long-term assets and administrative and interest expenses.

Liquidity and Capital Resources:
   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. As of December 31, 2014 and 2013, Snoogoo had $85 and $74, respectively.

Off Balance Sheet Arrangements:
We do not have any off balance sheet arrangements as of December 31, 2014 and December 31, 2013.

The Company sold for cash $367,927 of equity securities from inception thru December 31, 2014. In the year ended December 31, 2014, the Company issued 505,000 common shares in exchange for amounts owed to a debtor.

The following table provides selected financial data about Snoogoo, Corp. for the periods ending December 31, 2014 and 2013.

          Balance Sheet Data:            12/31/14            12/31/13
          -------------------            --------            --------

          Cash                          $      85           $      74
          Total assets                  $      85           $      74
          Total liabilities             $ 882,642           $ 687,123
          Shareholders' equity          $(882,557)          $(687,049)

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In accordance with the reporting requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2014, the Company did not have any other financial instruments.

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


                     [LETTERHEAD OF SEALE AND BEERS, CPAS]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SNOOGOO Corp. (Formerly Casey Container Corp.)

We have audited the accompanying balance sheets of SNOOGOO Corp. (Formerly Casey Container Corp.) as of December 31, 2013 and 2014, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. SNOOGOO Corp. (Formerly Casey Container Corp.)'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNOOGOO Corp. (Formerly Casey Container Corp.) as of December 31, 2014, and 2013 and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAS
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
March 23, 2015

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                         As Of                  As Of
                                                                   December 31, 2014      December 31, 2013
                                                                   -----------------      -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $         85           $         74
                                                                      ------------           ------------
      Total Current Assets                                                      85                     74
                                                                      ------------           ------------

      Total  Assets                                                   $         85           $         74
                                                                      ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                            $    172,624           $    157,145
  Interest and Non-interest Bearing Loans From
   Related Parties                                                          33,800                  4,850
  Interest and Non-interest Bearing Loans                                   76,931                 99,749
  Due to Related Parties                                                   599,287                425,379
                                                                      ------------           ------------
      Total Current Liabilities                                            882,642                687,123
                                                                      ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
Common Stock 250,000,000 authorized shares, par value $0.001
 94,771,701 and 92,700,034 shares issued and outstanding at
 December 31, 2014 and December 31, 2013                                    94,772                 92,700
Additional Paid-in-Capital                                               3,560,384              3,477,256
Deficit                                                                 (4,537,713)            (4,257,005)
                                                                      ------------           ------------
      Total Stockholders' Equity                                          (882,557)              (687,049)
                                                                      ------------           ------------

      Total Liabilities and Stockholders' Equity                      $         85           $         74
                                                                      ============           ============

   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                    For the Year             For the Year
                                                        Ended                    Ended
                                                   December 31, 2014        December 31, 2013
                                                   -----------------        -----------------
REVENUES:
  Revenues                                           $         --             $         --
                                                     ------------             ------------
      Total Revenues                                           --                       --
                                                     ------------             ------------
EXPENSES:
  Operating Expenses
    General and administrative                            274,576                  600,226
                                                     ------------             ------------
      Operating Expenses                                  274,576                  600,226
                                                     ------------             ------------
  Other Expenses
    Interest                                                6,132                      776
                                                     ------------             ------------
     Total Other Expenses                                   6,132                      776
                                                     ------------             ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                       --
                                                     ------------             ------------

Net Income (Loss) for the period                     $   (280,708)            $   (601,002)
                                                     ============             ============

Basic and Diluted Earnings Per Common Share          $      (0.00)            $      (0.01)
                                                     ------------             ------------
Weighted Average number of Common Shares
 used in per share calculations                        94,448,130               76,512,135
                                                     ============             ============


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                  Statements of Stockholders' Equity (Deficit)
                                December 31, 2014
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                      Common Stock
                                                 Common Stock            Issuable        Additional
                                              -------------------    ---------------      Paid-In                      Stockholders'
                                              Shares       Amount    Shares   Amount      Capital        Deficit          Equity
                                              ------       ------    ------   ------      -------        -------          ------
Balance, December 31, 2012                  69,566,701    $69,567       --    $   --    $ 2,263,889    $(3,656,003)    $(1,322,547)
Stock cancelled at $0.24 per
 share on January 15, 2013 from
 the original issuance on August 30, 2012     (300,000)      (300)      --        --        (71,700)            --         (72,000)
Stock cancelled at $0.22 per share
on January 15, 2013 from the original
 issuance on December 12, 2012                (150,000)      (150)      --        --        (32,850)            --         (33,000)
Stock issued at $0.15 per share for
 investor relations services on
 February 13, 2013                             450,000        450       --        --         67,050             --          67,500
Stock issued at $0.10 per share for
 compensation to Board Members on
 April 17, 2013                                600,000        600       --        --         59,400             --          60,000
Stock issued at $0.05 per share for
 debt to consultant on May 20, 2013          1,000,000      1,000       --        --         49,000             --          50,000
Stock issued at $0.06 per share for debt
 to Chairman on June 24, 2013                1,533,333      1,533       --        --         90,467             --          92,000
Stock issued at $0.06 per share for debt
 to a Vice President on June 24, 2013        1,000,000      1,000       --        --         59,000             --          60,000
Stock issued at $0.06 per share for debt
 to the CEO on June 24, 2013                 8,500,000      8,500       --        --        501,500             --         510,000
Stock issued at $0.05 per share for cash
 on July 22, 2013                              400,000        400       --        --         19,600             --          20,000
Stock issued at $0.08 per share for
 consulting services on July 22, 2013          100,000        100       --        --          7,900             --           8,000
Stock cancelled at $0.06 per share on
 August 27, 2013 from the original
 issuance to a Vice President on
 June 24, 2012                                (300,000)      (300)      --        --        (17,700)            --         (18,000)
Stock issued at $0.06 per share for
 debt to President on September 26, 2013       300,000        300       --        --         17,700             --          18,000
Stock issued at $0.08 per share for
 investor relations services on
 October 1, 2013                               200,000        200       --        --         15,800             --          16,000
Stock issued at $0.06 per share for
 debt to Chairman on October 25, 2013        1,300,000      1,300       --        --         76,700             --          78,000

   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                  Statements of Stockholders' Equity (Deficit)
                                December 31, 2014
                           (Expressed in U.S. Dollars)
                                    (Audited)
                                   (continued)

                                                                      Common Stock
                                                 Common Stock            Issuable        Additional
                                              -------------------    ---------------      Paid-In                      Stockholders'
                                              Shares       Amount    Shares   Amount      Capital        Deficit          Equity
                                              ------       ------    ------   ------      -------        -------          ------

Stock issued at $0.06 per share for
 debt to President on October 25, 2013       2,500,000      2,500       --        --        147,500             --         150,000
Stock issued at $0.03 per share for
 debt to consultant on November 26, 2013     1,000,000      1,000       --        --         29,000             --          30,000
Stock issued at $0.04 per share for debt
 to President on December 17, 2013           5,000,000      5,000       --        --        195,000             --         200,000
Net Loss for the Year December 31, 2013             --         --       --        --             --       (601,002)       (601,002)
                                            ----------    -------   ------    ------    -----------    -----------     -----------

Balance, December 31, 2013                  92,700,034    $92,700       --    $   --    $ 3,477,256    $(4,257,005)    $  (687,049)
Stock issued at $0.04 per share for
 debt on January 31, 2014                    1,250,000      1,250       --        --         48,750             --          50,000
Stock issued at $0.04 per share for
 debt settlement agreement on
 April 4, 2014                                 505,000        505       --        --         19,695             --          20,200
Stock issued at $0.04 per share for
 cash on April 9, 2014                         250,000        250       --        --          9,750             --          10,000
Stock issued at $0.075 per share for
 cash on April 17, 2014                         66,667         67       --        --          4,933             --           5,000
Net Loss for the Year December 31, 2014             --         --                                --       (280,708)       (280,708)
                                            ----------    -------   ------    ------    -----------    -----------     -----------

Balance, December 31, 2014                  94,771,701    $94,772       --    $   --    $ 3,560,384    $(4,537,713)    $  (882,557)
                                            ==========    =======   ======    ======    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                 For the Year             For the Year
                                                                                    Ended                    Ended
                                                                              December 31, 2014        December 31, 2013
                                                                              -----------------        -----------------
OPERATING ACTIVITIES:
  Net Loss                                                                       $   (280,708)            $   (601,002)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Expenses paid on our behalf by Related Parties                                   237,580                  510,625
     Stock issued for services to Non-Officer Board Members                                --                   60,000
     Stock issued for services to Non-Related Party                                        --                   91,500
     Stock issued to Non-Related Party for conversion of accounts payable              20,200                   80,000
     Accounts payables and loans due to Related Parties converted into stock           50,000                       --
     Stock cancelled due to rescission of agreements                                       --                 (105,000)
     Finance and interest charges added to loan payable                                 6,132                      776
     Accounts payable and accrued liabilities                                          15,479                   53,646
                                                                                 ------------             ------------
Net Cash Provided from Operating Activities                                            48,683                   90,545
                                                                                 ------------             ------------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf                              (63,672)                (118,843)
  Non-interest bearing loan from Related Party                                         28,950                    4,850
  Repayment of loan payable                                                           (28,950)                      --
  Common stock issued and issuable for cash                                            15,000                   20,000
                                                                                 ------------             ------------
Net Cash Provided from Financing Activities                                           (48,672)                 (93,993)
                                                                                 ------------             ------------

Net Increase (Decrease) in Cash                                                            11                   (3,448)
                                                                                 ------------             ------------

Cash, Beginning of the Period                                                              74                    3,522
                                                                                 ------------             ------------

Cash, End of the Period                                                          $         85             $         74
                                                                                 ============             ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                         $         --             $         --
                                                                                 ============             ============

  Cash paid for income taxes                                                     $         --             $         --
                                                                                 ============             ============
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from
   Related Parties exchanged for 1,250,000, 5,000,000,
   3,800,000, and 11,033,333 Common shares on
   January 31, 2014, December 17, 2013, October 25, 2013,
   and June 24, 2013                                                             $     50,000             $  1,090,000
                                                                                 ============             ============

   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS, HISTORY AND COMPANY TODAY - Snoogoo Corporation (formerly Casey Container Corp. and formerly Sawadee Ventures Inc.), a Nevada corporation, (hereinafter referred to as the "Company" or "Snoogoo Corp") was incorporated in the State of Nevada on September 26, 2006. The Company's year-end is December 31. The Company was originally formed in 2006 to engage in the acquisition, exploration and development of natural resource properties of merit.

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

Effective February 7, 2011, Martin R. Nason was elected President, Chief Executive Officer and Chief Financial Officer. Mr. Neild remained Chairman of the Board of Directors and Secretary, Mr. Casey as Vice President of Technical Services and Sales and Mr. Seaman as Vice President Manufacturing. On January 31, 2014, Mr. Seaman resigned and Mr. Nason was elected as a Director.

On January 9, 2015 the Board Of Directors approved a Letter Of Understanding and Term Sheet to purchase the assets, including, but not limited to patents, intellectual property rights, logos and commercial symbols relating to an Information Network technology software.

On January 14 and 16, 2015, James T. Casey and Martin R. Nason, respectively, resigned as Members of the Board Of Directors, which was approved by the remaining Board Members on January 20, 2015. Mr. Nason remained as its Chief Executive Officer, President and Chief Financial Officer.

On February 9, 2015, the Board of Directors of the Company resolved and approved to change the Company's name to SnooGoo Corp. and to increase the authorized Common Shares from 250,000,000, $0.001 par value to 1,000,000,000, $0.001 par value and on February 10, 2015, a Certificate of Amendment was accordingly filed with the State of Nevada and the Company received a Nevada State Business License for SnooGoo Corp. on February 11, 2015. On February 11, the Company signed an Asset Purchase Agreement relative to the Letter Of Understanding and Term Sheet per January 9, 2015 above, taking the Company in a completely new business direction. The Company no longer will no pursue its previous business venture in the biodegradable plastic industry. The Company filed for trademark registration of the Snoogoo name and logo as identifying marks of the Snoogoo Software products and Apps, including all applications (see Note 13, "Subsequent Events").

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has net operating loss carryovers of $4,537,713 and $4,257,005 for the years ended December 31, 2014 and 2013 respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                                                 December 31,      December 31,
                                                     2014              2013
                                                 ------------      ------------
Net operating loss carryovers                    $  4,537,713      $  4,257,005
                                                 ============      ============

Effective tax deferred asset (30% tax rate)      $  1,361,314      $  1,277,101
Impairment of tax deferred asset                 $ (1,361,314)     $ (1,277,101)
                                                 ------------      ------------
Net tax deferred asset                           $          0      $          0
                                                 ============      ============

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2014, the Company had no potentially dilutive securities. The basic and diluted net loss per share was $(0.00) and $(0.01) for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013 the Net Loss was $(280,708) and $(601,002), respectively. For the years ended December 31, 2014 and 2013, the Weighted Average Number of Common shares used in per share calculations was 94,448,130 and 76,512,135 respectively.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan. In the years ended December 31, 2014 and 2013, the Company issued none and 600,000 Restricted Common shares with a value of none and $60,000 respectively, which represented the closing price of the Company's Common shares on the date of each issuance.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management, as of December 31, 2014 and 2013. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

RECENT ACCOUNTING PRONOUNCEMENTS - FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, DEVELOPMENT STAGE ENTITIES (TOPIC
915) - ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS, INCLUDING AN AMENDMENT TO VARIABLE INTEREST ENTITIES GUIDANCE IN TOPIC 810, CONSOLIDATION, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


2. GOING CONCERN

The Company incurred net losses of $4,537,713 for the period from September 26, 2006 (Date of Inception) through December 31, 2014 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and services and borrow from its directors, officers, related and non-related parties, reduce its cash expenses and continue to raise sufficient equity capital for cash, but there can be no assurance the Company will be successful in raising the equity capital for cash. The ability of the Company to continue as a going concern is dependent on receiving sufficient sources of cash equity capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

As of December 31, 2014 and 2013, respectively, the Company does not own any property and/or equipment.

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

5. STOCKHOLDERS' EQUITY

At December 31, 2014 and 2013, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 250,000,000 Common shares authorized with a par value of $0.001 per share. At December 31, 2014 and 2013, the Company had 94,771,701 and 92,700,034 Common shares issued and outstanding, respectively.

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

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


5. STOCKHOLDERS' EQUITY (continued)

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

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


5. STOCKHOLDERS' EQUITY (continued)

On January 31, 2014, the Company signed a Debt Settlement Agreement with Aruba Capital Partners Limited, a company owned by its Chairman, whereby 1,250,000 Restricted Common shares at $0.04 per share were issued in exchange for $50,000 of unpaid expenses incurred on behalf of the Company and a non-interest bearing loan made to the Company, which represents a 33.3% discount to the closing price of the Company's freely-traded shares on the OTC.BB (see Note 6 "Related Party Transactions:).

On April 3, 2014, the Company sold 250,00 Restricted Common shares at $0.04 per share for cash to a non-related party who's also a vendor (see April 4, 2014 transaction below), which represents a 33.3% discount to the closing price of $0.06 per share of the Company's freely-traded shares on the OTC.BB.

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

6. RELATED PARTY TRANSACTIONS

As of December 31, 2014 and 2013, $599,287 and $425,379 respectively is due to Company officers for unpaid expenses and fees.

On January 28, 2011, a related party loaned the Company $20,000 in a non-interest bearing note (see "Note 9 "Non-Interest Bearing Loans"). On February 3, 2012, a related party made a non-interest bearing loan of $7,000, of which $5,000 was repaid on May 23, 2012. See October 1, 2013 transaction below.

On May 21 and 30, 2012, the Chairman of the Board loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loan.

On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan (see Note 9, "Non-Interest Bearing Loans").

On March 5, 2013, the Company borrowed $4,850 in a non-interest bearing loan from a firm controlled by the Chairman of the Board.

On June 24, 2013, the Chairman, Chief Executive Officer and President and the Vice President Sales and Technical Services signed Debt Settlements Agreements, converting $92,000, $510,000 and $60,000 (reduced by $18,000 on August 27,
2013), respectively, of unpaid expenses, fees and loans into 1,533,333, 8,500,000 and 1,000,000, respectively of restricted Common Shares (see Note 5 "Stockholders' Equity") at $0.06 per share. On June 24, 2013, the closing price of the Company's freely-traded shares on the OTC.BB was $0.07 per share, representing a 14.3% discount. A Form 8-K was filed by the Company on July 1, 2013. The amounts outstanding to Related Parties at December 31, 2014 and 2013 are unsecured.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


6. RELATED PARTY TRANSACTIONS (continued)

On October 1, 2013, a previously classified Related Party whom the Company owes $22,000 in a non-interest bearing loan is no longer deemed a Related Party (see
Note 9 "Non-Interest Bearing Loans"), since the party ceased to be involved in any and all of the Company's business affairs.

On January 31, 2014, the Chairman signed a Debt Settlement Agreement, converting $50,000, respectively of unpaid expenses and loans into 1,250,000 Restricted Common shares (see Note 5 Stockholders' Equity") at $0.04 per share, representing a 33.3% discount to the closing price of the freely-traded shares on the OTC.BB.

On November 17, 2014, the Chairman assumed an interest-bearing loan of $28,647.08 from a Non-Related Party.

The amounts of all expenses paid on behalf of the Company by Officers/Directors and non-interest bearing loans outstanding at December 31, 2014 and December 31, 2013, respectively, are to Related Parties and are all unsecured.

                                                  December 31,      December 31,
                                                     2014              2013
                                                   --------          --------
Unpaid expenses and fees to Officers/Directors     $599,287          $425,379
                                                   --------          --------
Non-interest and interest bearing loans to
 Related Parties:
   Chairman Of Board and Officer                   $ 33,800          $  4,850
                                                   ========          ========

7. STOCK OPTIONS

At December 31, 2014 and 2013, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

8. ADVERTISING

The Company expenses its advertising, which includes investor relations services, as General and Administrative expenses, as incurred. The Company incurred $ 6,425 and $21,000 as of December 31, 2014 and 2013, respectively.

9. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a former related party loaned the Company $27,000 in non-interest bearing loans of which $22,000 are outstanding as of December 31, 2014 and 2013.

On April 18 and May 17, 2012, a Vice President loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan (see Note 6 "Related Party Transactions"). On June 24, 2013, the Vice President converted the $42,000 in Non-Interest Bearing Loans into restricted Common Shares of the Company (see
Note 5 "Stockholders' Equity" and Note 6 "Related Party Transactions").

On May 21 and 30, 2012 and March 5, 2013, the Chairman of the Board loaned the Company $12,000, $38,250 and $4,850 respectively, in a non-interest bearing loans (see Note 6 "Related Party Transactions"). On June 24, 2013, the

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


9. NON-INTEREST BEARING LOANS (continued)

Chairman converted the $50,250 in non-interest bearing loans in restricted Common Shares of the Company (see Note 5 "Stockholders' Equity" and Note 6 "Related Party Transactions").

The amounts of all non-interest bearing loans outstanding at December 31, 2014 and December 31, 2013, respectively are unsecured (see Note 6, "Related Party Transactions") follows:

                                                  December 31,      December 31,
                                                     2014              2013
                                                   --------          --------
Non-interest bearing to Loans:
  Non-Officer/Director                             $ 22,000          $ 22,000
  Chairman Of Board and Officer                       4,850             4,850
                                                   --------          --------
      Total                                        $ 26,850          $ 26,850
                                                   ========          ========

10. INTEREST BEARING LOANS

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000, in an interest bearing Promissory Note at 8% per annum and a one-time financing fee of $9,900. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of equity capital from an investor group. The full amounts are unsecured and not in default.

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

On November 17, 2014, the a company controlled by the Chairman assumed an interest-bearing loan, with principal and cumulative accrued interest totaling $28,647.08 from a Non-Related Party (see Note 6 "Related Party Transactions).

The amounts of all interest bearing loans outstanding at December 31, 2014 and 2013, respectively, are not in default, are not secured and accrued interest has been recorded in the respective years, follows:

                                                  December 31,      December 31,
                                                     2014              2013
                                                   --------          --------
Interest bearing to Related and
Non-Related Parties:
  Related Party - principal                        $ 24,900          $ 24,900
                cumulative interest accrued           4,049             2,849
  Non-Related Party - principal                      50,000            50,000
                cumulative interest accrued           4,932                --
                                                   --------          --------
      Total                                        $ 83,881          $ 77,749
                                                   ========          ========

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


11. ARUBA BRANDS CORP. STOCK PURCHASE AGREEMENT

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp ("Aruba"), whereby Aruba would acquire for $1.5 million, 19.9% in Restricted Common shares, based upon the total of the Company's issued and outstanding shares upon completion of the funding of this Agreement. The Company filed a Form 8-K with the SEC on September 24, 2013. The funding has not occurred as of December 31, 2014.

12. STOCK PURCHASE AGREEMENT

On April 3, 2014, the Company approved and signed a Stock Purchase Agreement dated March 24, 2014 with an investor group for a total amount of $10 million. For $5 million of the total, the investor will receive Restricted Common shares equal to forty percent (40%) of the total number of Common shares issued and outstanding on the date of funding and the investor would loan the Company $5 million at 6%, to be paid over a period of years, with a payment grace period of interest and principal until January 1, 2016. The Company filed a Form 8-K with the SEC on April 14, 2014. No funding has been received as of December 31, 2014 and the Company deems the transaction terminated.

13.  SUBSEQUENT EVENTS

On January 6, 2015, the Company entered into three (3) Debt Settlement Agreements to exchange a total of 26 million Restricted Common shares, at $0.01 per share, for debt owed to the Creditors totally $260,000, which was approved at the January 9, 2015 Board Of Directors Meeting. The Chairman exchanged $200,000 of debt for twenty (20) million Restricted Common shares, an independent Director exchanged $10,000 of debt for one (1) million Restricted Common shares and a creditor of the Company exchanged $50,000 of debt for five
(5) million Restricted Common Shares. Also at its January 9, 2015 Board Of Directors Meeting, the Board approved a Letter Of Understanding and Term Sheet to purchase the assets, including but not limited to patents, intellectual property rights, logos and commercial symbols relating to the Information Network technology software.

On January 14 and 16, 2015, James T. Casey and Martin R. Nason, respectively resigned as Members of the Board Of Directors, which was approved by the remaining Board Members on January 20, 2015. Mr. Nason will remain as its Chief Executive Officer, President and Chief Financial Officer.

On January 27, 2015, the Company entered into a Debt Settlement Agreement to exchange six million five hundred thousand (6,500,000) Restricted Common shares, at $0.03 per share, for $195,000 of debt owed to a company controlled by its Chief Executive Officer, President and Chief Financial Officer, which was approved at the January 28, 2015 Board Of Directors Meeting.

On February 4, 2015, the Company sold for cash 1,000,000 Restricted Common shares to a non-related party at $0.025 per share for $25,000.

On February 5, 2015, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the above events.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2014 and 2013


13. SUBSEQUENT EVENTS (continued)

On February 9, 2015, the Board of Directors of the Company resolved and approved to change the Company's name to SnooGoo Corp. and to increase the authorized Common Shares from 250,000,000, $0.001 par value to 1,000,000,000, $0.001 par value, which was approved by over fifty-one percent (51%) of the issued and outstanding Common Shares. On February 10, 2015, a Certificate of Amendment was accordingly filed with the State of Nevada and the Company received a Nevada State Business License for SnooGoo Corp. on February 11, 2015.

On February 11, 2015, the Company filed a Form 8-K with the Securities and Exchange Commission regarding the signing of the Asset Purchase Agreement, as per January 9, 2015 above, along with a Debt Settlement Agreement to exchange six million six hundred and sixty eight thousand (6,668,000) Restricted Common shares, at $0.03 per share, for $200,040 of debt owed to a company controlled by its Chief Executive Officer, President and Chief Financial Officer, which was approved at the February 16, 2015 Board Of Directors Meeting.

On February 16, 2015, the Board of Directors of the Company resolved and approved the Debt Settlement Agreement dated February 11, 2015, as per the previous paragraph and approved Consulting Agreements with Kenny Consulting, LLC dated February 3, 2015 for 4,000,000 Restricted Common shares at $0.03 per share, Robert Egeland dated February 3, 2015 for 7,500,000 Restricted Common shares at $0.03 per share, Michael Schifsky dated February 10, 2015 for 4,000,000 Restricted Common shares at $0.03 per share and Nishil Patel dated February 10, 2015 for 500,000 Restricted Common shares at $0,03 per share.

On February 17, 2015, the Board of Directors of the Company resolved and approved an Amendment to each Agreement to Serve on the Board of Directors with the two independent Directors, Richard Truelick and Scott Campbell, for 2,000,000 Restricted Common shares at $0.03 per share to each independent Director.

On February 23, 2015, the Board of Directors of the Company accepted the resignation of Martin R. Nason as Company Treasurer and the appointment of Michael Schifsky as Company Treasurer.

On February 23, 2015, the Company received approval from the Financial Industry Regulatory Authority ("FINRA"), that it approved the name change from Casey Container Corp. to Snoogoo Corp. and assigned the trading symbol "SGOO," effective the beginning of trading on February 24, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Snoogoo Corp., whose one year term will expire 01/12/16 or at such a time as their successor(s) shall be elected and qualified are as follows:

 Name               Age      Position         Date First Elected    Term Expires
 ----               ---      --------         ------------------    ------------

Terry W Neild        74      Chairman         1/12/10 (Appointed)     01/12/16
                             & Secretary

Martin Nason         70      President        1/31/14 (Appointed)     01/12/16
                             CEO, CFO

Richard Truelick     74      Director         4/17/13 (Appointed)     01/12/16

Dr. Scott Campbell   55      Director         4/17/13 (Appointed)     01/12/16

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

RESUMES

EXECUTIVE OFFICERS AND DIRECTORS

Mr. James Casey, Mr. Terry Neild and Mr. Robert Seaman were appointed as Directors of the Company in 2010. Mr. Casey filled the position of President, Mr. Terry Neild, Chief Executive Officer, Chief Financial Officer and Secretary and Mr. Seaman is the Vice- President-Operations. Subsequent to December 31, 2010 both Mr. Neild and Mr. Casey resigned from their positions and Martin R Nason was appointed Chief Executive Officer, Chief Financial Officer, and President. Mr. Neild remains Chairman of the Board and Mr. Casey was appointed Executive Vice-President of Technical Services and remains a director. On April 17th, 2013 the Board of Directors appointed Mr. Richard Truelick and Dr. Scott Campbell to the Board of Directors. On January 31, 2014 Mr. Seaman stepped down as a Director and was replaced by Mr. Nason. Mr. Seaman remains Vice-President-Operations. On January 20, 2015, the Board of Directors accepted the resignations of James T. Casey and Martin R. Nason from their seats on the Board of Directors. Mr. Casey also resigned as Executive Vice-President of Technical Services. Martin R. Nason remained the Company's President CEO and CFO.

Mr. Martin Nason, age 70, has over 35 years experience as a Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer with financial, operating, strategic, planning, manufacturing, marketing, and distribution experience, mostly with high growth domestic and international private and publically-owned companies. Mr. Nason was founder and former Director of a California Regional Bank and was Senior Executive Vice-President and Chief Operating Officer of Vidal Sassoon, Inc., a $165 million international hair care and cosmetics company sold in 1983 to Richardson-Vicks, Inc., now a division of Proctor and Gamble. He was Chief Financial Officer of WCT Communications, a switch-based long distance company which grew to $150 million in sales and was sold to Frontier Corp. (formerly Rochester Telephone) in 1995. Mr. Nason has taken several companies public and consulted for a variety of consumer products companies.

Mr. Terry Neild, age 74, was previously President and CEO of Clearly Canadian Beverage Corporation and Jolt Beverages Corporation, both successful retail specialty beverage and bottled water companies. Throughout his 35-year career as a business leader and innovator, Mr. Neild has built a depth of proven entrepreneurial skills in a variety of industries. He has guided the development of several start-up companies; bringing them to a substantial success. Mr. Neild, who is a Certified Management Accountant, has held senior financial positions in Fortune 500 companies.

Mr. Truelick, age 74, is a certified CPA who is the President and founder of Truelick Associates, an Independent Merger Intermediary and Investor. Mr. Truelick's experience includes performing financial analysis, research, and transaction negotiations with an emphasis on mergers and acquisitions. Over the past forty years Mr. Truelick has consummated over a hundred transactions involving mergers, acquisitions, and related business agreements.

Dr. Campbell, age 55, is the President & founder of Campbell and Company Financial Group, Inc. ("CCFG") a full-service accounting firm with its primary focus on the hospitality industry. Over the past 25 years CCFG Inc. has developed proprietary financial models specifically designed for the restaurant/bar industry. In addition to private accounting CCFG Inc. prepares filings for many public companies and serves as an Officer and Director of some.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                      Non-Equity   Nonqualified
                                                                      Incentive     Deferred       All
 Name and                                                               Plan         Compen-      Other
 Principal                                      Stock       Option     Compen-       sation       Compen-
 Position          Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------       ----   ------     -----      ------      ------     ------       --------      ------     ------
Terry Neild        2014     0         0           0            0          0            0             0         0

Martin Nason       2014     0         0           0            0          0            0             0         0

James Casey        2014     0         0           0            0          0            0             0         0

Robert Seaman      2014     0         0           0            0          0            0             0         0

Robert Truelick    2014     0         0           0            0          0            0             0         0

Dr. Scott Campbell 2014     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
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

The current Board of Directors is comprised of Mr. Terry Neild, who was appointed on January 6, 2010, and Mr. Richard Truelick and Dr. Scott Campbell, who were appointed as Directors of the Company on April 17, 2013. Mr. Terry Neild is the Chairman of the Board of Directors.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Snoogoos' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

   Name and Address                             No. of            Percentage
 of Beneficial Owner (1)                        Shares           of Ownership
 -----------------------                        ------           ------------

Terry W Neild - Director                     28,273,379               18%
7165 E Balford Road
Paradise Valley, AZ 85253

Martin R Nason - Officer                     21,218,000               14%
7825 N Calle Caballeros
Paradise Valley, AZ 85253

Richard Truelick                              2,315,000              1.5%
12461 North 138th Place
Scottsdale, AZ 85259

Dr. Scott Campbell                            2,550,000              1.5%
7702 East Doubletree Ranch Rd #300
Scottsdale, AZ 85258

Robert Egeland                               11,150,000                7%
165 S Kenmore Ave.
Elmhurst, IL 60126

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

   Name and Address
 of Beneficial Owner (1)
 of more that 5% of our                        No. of            Percentage
     Common Stock                              Shares           of Ownership
     ------------                              ------           ------------

Terry W Neild                                28,273,379              18%
7165 E Balford Road
Paradise Valley, AZ 85253

Robert Egeland                               11,150,000               7%
165 S Kenmore Ave.
Elmhurst, IL 60126

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Terry Neild, Chairman of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

Terry W. Neild, Chairman of the Board of Directors, made several non-interest bearing cash loans totaling $103,400 and for expenses incurred of $76,000 to the Company during the year 2010. On December 30, 2010, Mr. Neild exchanged these non-interest bearing cash loans and outstanding expenses incurred on behalf of the Company for 717,600 Restricted Common shares, at $0.25 per share, the closing price of the Company's Common shares on the date of conversion. On May 21 and 30, 2012, Mr. Neild loaned the Company $12,000 and $38,250, respectively, in a non-interest bearing loans. On June 24th, 2013 Mr. Neild converted $90,020 owed to him into 1,500,333 shares of the Company's restricted common stock. On October 25th, 2013 Mr. Neild converted $78,000 owed to him into 1,300,000 shares of the Company's restricted common stock. On January 6, 2015, Mr. Neild entered into a Debt Settlement Agreement to exchange $200,000 of debt owned to him by the Company for twenty 20 million Restricted Common shares.

Martin R Nason, President and Chief Executive Officer, made several non-interest bearing cash loans totaling $8,100. On February 10, 2012, Mr. Nason loaned $7,000 in a non-interest bearing loan, which was repaid on February 13, 2012. On February 22, 2012, Mr. Nason loaned $1,100 in a non-interest bearing loan, which was repaid on April 25 and May 17, 2012. On June 24th, 2013 Mr. Nason converted $510,000 owed to him into 8,500,000 shares of the Company's restricted common stock. On September 26th, 2013 Mr. Nason converted $18,000 owed to him into 300,000 shares of the Company's restricted common stock. On October 25th, 2013 Mr. Nason converted $200,000 owed to him into 5,000,000 shares of the Company's restricted common stock. On December 17th, 2013 Mr. Nason converted $150,000 owed to him into 2,500,000 shares of the Company's restricted common stock. These conversions were for expenses paid and by Mr. Nason on behalf of the Company over a period from 2010 thru 2013. On January 27, 2015 Mr. Nason entered into a Debt Settlement Agreement to exchange $195,000 of debt owed to him by the Company for 6,500,000 Restricted Common shares.

James T Casey, Executive Vice-President of Technical Services, made several non-interest bearing cash loans totaling $42,000. On April 18 and May 17, 2012, Mr. Casey loaned the Company $38,000 and $4,000, respectively, in a non-interest bearing loan. On April 11, 2012, Mr. Casey received 250,000 shares of Restricted Common shares were issued to a Vice President, at $0.18 per share (the closing price of the Common shares on April 11, 2012), in exchange for amounts owed to the Vice President. On June 24th, 2013 Mr. Casey converted $42,000 owed to him in exchange for 700,000 shares of the Company's restricted common stock. This entire section needs to be updated for probably 2015 since the figures are from 2013 and don't include all the debt settlements in 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $4,750 for audit-related services during the year ending December 31, 2014.

The total fees charged to the company for audit services were $4,750 for audit-related services during the year ended December 31, 2013.

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

  101        Interactive Data Piles pursuant to Rule             Filed electronically
             405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Paradise Valley, AZ, on March 30, 2015.

Snoogoo, Corp.


/s/ Martin R Nason
-----------------------------------------
Martin R Nason,
Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer