Form 10-Q
period 2015-03-31
Snoogoo Corp.
filed 2015-05-14
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

                        Commission file number 333-140445


                                  SNOOGOO CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                  7150 E. Camelback Road, Scottsdale, AZ 85251
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 154,939,701 shares outstanding as of May 6, 2015.

ITEM 1. FINANCIAL STATEMENTS

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                           As Of                  As Of
                                                                       March 31, 2015       December 31, 2014
                                                                       --------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $        177           $         85
                                                                        ------------           ------------
      Total Current Assets                                                       177                     85

LONG TERM ASSETS
  Website Software Technology                                                158,819                     --
                                                                        ------------           ------------

      Total  Assets                                                     $    158,996           $         85
                                                                        ============           ============

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                              $    125,326           $    172,624
  Interest and Non-interest Bearing Loans From Related Parties                    --                 33,800
  Interest and Non-interest Bearing Loans                                     78,163                 76,931
  Due to Related Parties                                                      78,921                599,287
                                                                        ------------           ------------
      Total Current Liabilities                                              282,410                882,642
                                                                        ------------           ------------
                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 1,000,000,000 authorized shares, par value $0.001
 154,939,701 and 94,771,701 shares issued and outstanding at                 154,940                 94,772
 March 31, 2015 and December 31, 2014
Additional Paid-in-Capital                                                 4,780,256              3,560,384
Deficit                                                                   (5,058,610)            (4,537,713)
                                                                        ------------           ------------
      Total Stockholders' Equity                                            (123,414)              (882,557)
                                                                        ------------           ------------

      Total Liabilities and Stockholders' Equity                        $    158,996           $         85
                                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                    For the Three          For the Three
                                                     Months Ended           Months Ended
                                                    March 31, 2015         March 31, 2014
                                                    --------------         --------------
REVENUES:
  Revenues                                           $         --           $         --
                                                     ------------           ------------
      Total Revenues                                           --                     --
                                                     ------------           ------------
EXPENSES:
  Operating Expenses
    General and administrative                            519,665                129,231
                                                     ------------           ------------
    Operating Expenses                                    519,665                129,231
                                                     ------------           ------------
Other Expenses
  Interest                                                  1,232                  1,529
                                                     ------------           ------------

      Total Other Expenses                                  1,232                  1,529
                                                     ------------           ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                     --
                                                     ------------           ------------

Net Income (Loss) for the period                     $   (520,897)          $   (130,760)
                                                     ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)                 (0.00)
                                                     ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                       138,711,301             93,950,034
                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                  For the Three        For the Three
                                                                                   Months Ended         Months Ended
                                                                                  March 31, 2015       March 31, 2014
                                                                                  --------------       --------------
OPERATING ACTIVITIES:
  Net Loss                                                                          $ (520,897)          $ (130,760)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Expenses paid on our behalf by Related Parties                                     55,504              116,194
     Stock issued for services to Related Parties                                      585,000                   --
     Stock issued for services to Non-Related Party                                     15,000
     Accounts payables and loans due to Related Parties converted into stock           605,040               50,000
     Accounts payables due to Non-Related Parties converted into stock                  50,000
     Finance and interest charges added to loan payable                                  1,232                1,529
     Reduce related party payables
     Accounts payable and accrued liabilities                                          (47,298)              13,037
                                                                                    ----------           ----------
Net Cash Provided from Operating Activities                                            743,581               50,000
                                                                                    ----------           ----------
INVESTING ACTIVITIES:
  Website software technology                                                         (158,819)                  --
                                                                                    ----------           ----------
Net Cash Provided from Financing Activities                                           (158,819)                  --
                                                                                    ----------           ----------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf                              (575,870)             (50,000)
  Non-interest bearing loan from Related Party                                         (33,800)                  --
  Repayment of loan payable                                                                 --                   --
  Common stock issued and issuable for cash                                             25,000                   --
                                                                                    ----------           ----------
Net Cash Provided from Financing Activities                                           (584,670)             (50,000)
                                                                                    ----------           ----------

Net Increase (Decrease) in Cash                                                             92                   --
                                                                                    ----------           ----------

Cash, Beginning of the Period                                                               85                   74
                                                                                    ----------           ----------

Cash, End of the Period                                                             $      177           $       74
                                                                                    ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                            $       --           $       --
                                                                                    ==========           ==========
  Cash paid for income taxes                                                        $       --           $       --
                                                                                    ==========           ==========
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from Related Parties exchanged for
   1,250,000, 21,000,000, 6,500,000, and 6,668,000, Common shares on January
   31, 2014, January 6, 2015, January 27, 2015, and February 11, 2015
                                                                                    $  605,040           $   50,000
                                                                                    ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Snoogoo Corp. (formerly Sawadee Ventures Inc. and Casey Container Corp.), a Nevada corporation, was incorporated in the State of Nevada on September 26, 2006. The Company's yearend is December 31. The Company initially was formed to engage in the acquisition, exploration and development of natural resource properties of merit and from September 2008 to serve as a vehicle to acquire an operating business. Effective January 12, 2010, the Company's Certificate of Incorporation was changed and the name of the Company was changed to Casey Container Corp. ("Casey"). Casey's business plan was to design and manufacture biodegradable PET and other polymer plastic preforms for bottles and containers for the water, beverage and food industries via a non-binding supply and license agreement with Bio-Tec Environmental, LLC. On February 10, 2015, Casey Container Corp. filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada changing its name to Snoogoo Corp. and on February 11, 2015, entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it plans to use in order to launch web and mobile applications with broad global appeal. The Company ceased activity regarding its biodegradable business plans.

Basis of Presentation - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this March 31, 2015 Form 10-Q should be read in conjunction with information included in the December 31, 2014 and 2013 Form 10-K.

THE COMPANY TODAY

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

On February 10, 2015, Casey Container Corp. filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada changing its name to Snoogoo Corp. and on February 11, 2015, entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it plans to use in order to launch web and mobile applications with broad global appeal. In the same filing with the State of Nevada, the Company increased the number of authorized Common shares to 1,000,000,000 and Preferred shares remained at 10,000,000. The Company is considered a "shell" company inasmuch as it has no revenues, employees or material assets.

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

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (Unaudited)


2. GOING CONCERN

The Company incurred net losses of $5,058,610 for the period from September 26, 2006 (Date of Inception) through March 31, 2015 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLES

During the quarter ending March 31, 2015, the Company incurred costs of $158,819 relating to its acquisition of its new social information network technology it plans to use to launch web and mobile applications with broad global appeal (see
Notes 1 "Description of Business....." and 8 "Acquisition of Internet Search and
Share Engine").

4. STOCKHOLDERS' EQUITY

At March 31, 2015 and December 31, 2014, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 1,000,000,000 Common shares authorized with a par value of $0.001 per share. At March 31, 2015 and December 31, 2014, the Company has 154,939,701 and 94,771,701 Common shares issued and outstanding, respectively and no Preferred shares issued and outstanding.

On January 6, 2015, the Company signed three Debt Settlement Agreements, whereby the Company issued twenty million Restricted Common shares to its Chairman, one million Restricted Common shares to a non-officer Director and five million Restricted Common shares to a vendor, at $0.01 per share in exchange for accounts payable and loans of $200,000, $10,000 and $50,000, respectively. The $0.01 per share was the closing price of the Company's freely-traded shares on the OTC.BB.

On January 27, 2015, the Company signed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6.5 million Restricted Common shares at $0.03 per share in exchange for $195,000 of accounts payable owed. The closing price of the Company's freely-traded shares on the OTC.BB was $0.02 per share.

On February 9, 2015, the Company sold for cash of $25,000 one million Restricted Common shares at $0.025 to a non-related party. The closing price of the Company's freely-traded shares on the OTC.BB was $0.05 per share, a 50% discount.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

On February 10, 2015, the Company entered into four Consulting Agreements with non-related parties, issuing a total of 16 million shares for services at $0.03 per share, a 40% discount to the closing price of $0.05 per share of the Company's freely-traded shares on the OTC.BB, a 40% discount.

On February 11, 2015, the Company signed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6,668,000 Restricted Common shares at $0.03 per share in exchange for $200,040 of accounts payable owed. The closing price of the Company's freely-traded shares on the OTC.BB was $0.05 per share, a 40% discount.

On February 17, 2015, the Company signed Amendments to the Agreement to Serve on the Board of Directors with its two independent Directors, whereby the Company issued 2 million shares to each at $0.03 per share, $60,000 per Director. The closing price of the Company's freely-traded shares on the OTC.BB was $0.06 per share, a 50% discount.

5. RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, respectively, $78,921 and $599,287 was due to the Company's officers for unpaid expenses, fees and loans.

On January 6, 2015, the Chairman directly and also as Chairman of a Related Party of which he is not a controlling owner, signed a Debt Settlement Agreement for twenty million Restricted Common shares in exchange for debt of $200,000, @ $0.01 per share, the closing price of the freely-traded shares on the OTC.BB. $171,050.46 was directly to the Chairman for 17,105,046 Restricted Common shares and $28,949.54 was with the Related Party Company, of which the Chairman is not a controlling owner for 2,894,954 Restricted Common shares.

Amounts outstanding to Related Parties, at March 31, 2015 and December 31, 2014, respectively, are unsecured:

                                                     March 31,      December 31,
                                                       2015             2014
                                                     --------         --------
Unpaid expenses and fees to Officers/Directors       $ 78,921         $599,287

Non-interest bearing loans to Related Parties
  Chairman of the Board/Officer                            --            4,850
                                                     --------         --------
      Total                                          $     --         $  4,850
                                                     ========         ========

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (Unaudited)


6. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a non-related party (formerly a related party), loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 is outstanding as of March 31, 2015 and December 31, 2014.

The amounts of all non-interest bearing loans outstanding at March 31, 2015 and December 31, 2014, respectively, are as follows:

                                                     March 31,      December 31,
                                                       2015             2014
                                                     --------         --------
Total Non-interest bearing loans to a
 Non-Related Party
   Non-Officer/Director                              $ 22,000         $ 22,000
                                                     ========         ========

7. INTEREST BEARING LOANS

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000 in an interest-bearing Promissory Note, at 8% per annum and a one-time financing fee of $9,900. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of the first funding of equity capital from an investor group. On November 16, 2014, the loan was assigned to a Company that the Chairman is a non-controlling shareholder. On January 6, 2015, the loan and accrued interest was exchanged for 2,894,954 Restricted Common shares at $0.01 per share (see Note 4 "Stockholders' Equity" - January 6, 2015 transaction).

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

The amounts of all interest-bearing loans and accrued interest outstanding as of March 31, 2015 and December 31, 2014, respectively, follow:

                                                    March 31,       December 31,
                                                      2015             2014
                                                    --------         --------
Related Party     - principal                       $     --         $ 24,900
                    cumulative accrued interest           --            4,049
Non-Related Party - principal                         50,000           50,000
                    cumulative accrued interest        6,164            4,932
                                                    --------         --------
                    Total                           $ 56,164         $ 83,881
                                                    ========         ========

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (Unaudited)


8. AQUISITION OF INTERNET SEARCH AND SHARE ENGINE

On January 13, 2015, the Company signed a Letter Of Understanding ("LOU") to acquire a new proprietary social information network technology that it planned to use in order to launch web and mobile applications with broad global appeal. The Company indicated it planned on using the proprietary technology as the backbone of a new leading information network (see February 5, 2015 Form 8-K filed with the SEC).

On February 11, 2015, the Company signed an Asset Purchase Agreement to acquire certain intellectual property of the above referenced internet search and share engine. The agreed consideration of $4 million is to be paid at the rate of 10% of all future advertising revenue collected from the re-branded search and share website as operated by the Seller (see February 17, 2014 Form 8-K filed with the SEC).

9. SUBSEQUENT EVENTS

On April 21, 2015, the Company entered into a Debt Settlement Agreement with Aruba Capital Management, Inc., a related-party, to exchange $33,000 of accounts payable owed by the Company for expenses paid on its behalf for 1,100,000 Restricted Common shares at $0.03 per share, the closing price of the Company's freely-traded shares on the OTC.BB.

In April and May 2015, Aruba Capital Management, Inc., a Related-Party, paid expenses on behalf of the Company incurred in the months of April and May 2015, in the amount of $2,500.

In April 2015, a non-Related Party paid expenses on behalf of the Company incurred in the month of April 2015 in the amount of $4,950.

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

RESULTS OF OPERATIONS

Snoogoo Corp., a Nevada corporation, was incorporated under the name Sawadee Ventures Inc. in the State of Nevada on September 26, 2006. The Company was initially formed to engage in the acquisition, exploration and development of natural resource properties of merit. Effective January 12, 2010, the Company's Certificate of Incorporation was changed and the name was changed to Casey Container Corp. Casey's business plan was to design and manufacture biodegradable PET and other polymer plastic preforms for the beverage and bottled water industries via a non-binding supply and license agreement with Bio-Tec Environmental, LLC. On February 11, 2015, the Company's Certificate of Incorporation was changed and the name was changed to Snoogoo Corp. and the number of authorized Common shares was increased to 1,000,000,000 and the number of authorized Preferred shares remained at 10,000,000. The Company signed an Asset Purchase Agreement for the acquisition of a new social information network technology that it plans to use in order to launch web and mobile applications with broad global appeal. The Company ceased activity regarding the biodegradable business.

The Company is still in our development stage and has not generated revenue to-date.

We incurred operating expenses of $519,665 and $129,231 for the three-month periods ended March 31, 2015 and 2014, respectively. These expenses consisted primarily of general and administrative expenses. Interest expense was $1,232 and $1,529 for the comparable three-month periods ended March 31, 2015 and 2014.

At March 31, 2015 and December 31, 2014, we had cash on hand of 177 and $85 respectively. Our total assets at March 31, 2015 and December 31, 2014 are $158,996 and $85, respectively. Our liabilities were $282,410 and $882,642, respectively.

As of March 31, 2015, we had an accumulated deficit from inception of $5,058,610.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2015.

                    Balance Sheet Data:            3/31/15
                    -------------------            -------
                    Cash                          $     177
                    Total assets                  $ 158,996
                    Total liabilities             $ 282,410
                    Shareholders' equity          $(123,414)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $177 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

PLAN OF OPERATION

Snoogoo Corp., a Nevada corporation, was incorporated under the name Sawadee Ventures Inc. in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

In November of 2009, the Company changed direction and entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology.

In January of 2015, the Company changed direction and in February 2015 entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it plans to use in order to launch web and mobile applications with broad global appeal. The Company ceased activity regarding it biodegradable business plans.

We have not generated any income since inception, and for the three months ended March 31, 2015 and 2014 we incurred a net loss of $520,897 and $130,760, respectively.

We are currently focusing on generating revenue by implementing several phases of our strategy. First, we plan to raise capital to complete our new website and social information network and provide working capital. The Company has already launched its initial search first-stage "search, save and share" website Snoogoo.com and is currently working with an international software company to expand its capabilities, features and reach to users and ability to generate advertising revenues.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and the principal financial officers, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures are not effective due to management override of controls and lack of segregation of duties due to our size. However, we did conclude that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

 101         Interactive Data Files pursuant to Rule            To be filed by amendment
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2015.

                                      SNOOGOO CORP.


                                      /s/ Martin R Nason
                                      ---------------------------------------
                                      Martin R Nason,
                                      Principal Executive Officer,
                                      Principal Financial Officer
                                      and Principal Accounting Officer