Form 10-Q
period 2015-06-30
Snoogoo Corp.
filed 2016-07-29
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 164,989,701 shares outstanding as of July 27, 2016.

ITEM 1. FINANCIAL STATEMENTS

                                  Snoogoo Corp
                         Formerly Casey Container Corp.
                                 Balance Sheets
                                   (Unaudited)

                                                                           As of                  As of
                                                                          June 30,             December 31,
                                                                            2015                   2014
                                                                        ------------           ------------
                                     ASSETS

Current Assets
  Cash                                                                  $        100           $         85
  Other receivable                                                             7,500                     --
                                                                        ------------           ------------
      Total Current Assets                                                     7,600                     85

Long term Assets
  Website software technology                                                215,269                     --
                                                                        ------------           ------------

      Total Assets                                                      $    222,869           $         85
                                                                        ============           ============

                                   LIABILITIES
Current Liabilities
  Accounts Payable and Accrued Liabilities                              $    157,926           $    172,624
  Interest and Non-interest Bearing Loans From Related Parties                    --                 33,800
  Interest and Non-interest Bearing Loans                                     79,397                 76,931
  Due to Related Parties                                                      68,961                599,287
                                                                        ------------           ------------
      Total Current Liabilities                                              306,284                882,642
                                                                        ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001
Common Stock 1,000,000,000 authorized shares, par value $0.001
 159,039,701 and 94,771,701 shares issued and outstanding at
 June 30, 2015 and December 31, 2014                                         159,040                 94,772
Additional Paid-in-Capital                                                 4,839,156              3,560,384
Deficit                                                                   (5,081,611)            (4,537,713)
                                                                        ------------           ------------
      Total Stockholders' Equity                                             (83,415)              (882,557)
                                                                        ------------           ------------

      Total Liabilities and Stockholders' Equity                        $    222,869           $         85
                                                                        ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements.

                                  Snoogoo Corp.
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 ------------------------------      ------------------------------
                                                     2015              2014              2015              2014
                                                 ------------      ------------      ------------      ------------
Revenues                                         $         --      $         --      $         --      $         --

Costs and expenses
  General and administrative                           21,768            58,491           541,434           187,722
                                                 ------------      ------------      ------------      ------------

Loss from operations                                  (21,768)          (58,491)         (541,434)         (187,722)

Interest expense                                        1,232             1,532             2,464             3,061
                                                 ------------      ------------      ------------      ------------

Loss from operations before income taxes              (23,000)          (60,023)         (543,898)         (190,783)
                                                 ------------      ------------      ------------      ------------

Provision for income taxes                                 --                --                --                --
                                                 ------------      ------------      ------------      ------------

Net Income (Loss) for the period                 $    (23,000)     $    (60,023)     $   (543,898)     $   (190,783)
                                                 ============      ============      ============      ============

Basic and Diluted Earnings Per Common Share             (0.00)            (0.00)            (0.00)            (0.00)
                                                 ------------      ------------      ------------      ------------

Weighted Average number of Common Shares
 used in per share calculations                   156,832,558        94,712,324       147,821,988        94,119,196
                                                 ============      ============      ============      ============


                 The accompanying notes are an integral part of
                       these interim financial statements.

                                  Snoogoo Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 -------------------------------
                                                                                    2015                 2014
                                                                                 ----------           ----------
OPERATING ACTIVITIES:
  Net Loss                                                                       $ (543,898)          $ (190,783)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Expenses paid on our behalf by Related Parties                                  93,693              168,713
     Stock issued for services to Non-Related Party                                  15,000                   --
     Stock issued for services to Related Party                                     585,000                   --
     Accounts payables and loans due to Related Parties
      converted into stock                                                          638,040               20,200
     Finance and interest charges added to loan payable                               2,466                3,061
     Accounts payables and loans due to Non-related Party
      converted into stock                                                           50,000               50,000
     Accounts payable and accrued liabilities                                       (22,198)              (2,508)
                                                                                 ----------           ----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                         818,103               48,683
                                                                                 ----------           ----------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                                         (215,269)                  --
                                                                                 ----------           ----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        (215,269)                  --
                                                                                 ----------           ----------

FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf                           (624,019)             (63,672)
  Non-interest bearing loan from Related Party                                      (33,800)                  --
  Repayment of loan payable                                                              --                   --
  Common stock issued and issuable for cash                                          55,000               15,000
                                                                                 ----------           ----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                        (602,819)             (48,672)
                                                                                 ----------           ----------

NET INCREASE (DECREASE) IN CASH                                                          15                   11
                                                                                 ----------           ----------

Cash, Beginning of the Period                                                            85                   74
                                                                                 ----------           ----------

CASH, END OF THE PERIOD                                                          $      100           $       85
                                                                                 ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                         $       --           $       --
                                                                                 ==========           ==========

  Cash paid for income taxes                                                     $       --           $       --
                                                                                 ==========           ==========
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from Related Parties exchanged for 1,250,000, 20,000,000, 6,500,000, 6,668,000, and 1,100,000 Common
   shares on January 31, 2014, January 6, 2015, January 27, 2015,
   February 11, 2015 and April 21, 2015                                          $  628,040           $   50,000
                                                                                 ==========           ==========


                 The accompanying notes are an integral part of
                       these interim financial statements.

                                  Snoogoo Corp.
                          Notes to Financial Statements
                                  June 30, 2015
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Snoogoo Corp. (formerly Sawadee Ventures Inc. and Casey Container Corp.), a Nevada corporation (referred herein as "us', "we" or "the Company), was incorporated in the State of Nevada on September 26, 2006. The Company was initially formed to engage in the acquisition, exploration and development of natural resource properties of merit and from September 2008 to serve as a vehicle to acquire an operating business. Effective January 12, 2010, the Company's Certificate of Incorporation was amended and the name of the Company was changed to Casey Container Corp. ("Casey"). Casey's business plan was to design and manufacture biodegradable PET and other polymer plastic pre-forms for bottles and containers for the food and beverage industries via a non-binding supply and license agreement with Bio-Tec Environmental, LLC.

THE COMPANY TODAY - On February 10, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada changing its name to Snoogoo Corp. and on February 11, 2015, entered into an Asset Purchase Agreement for the purchase of a social information network technology that it intends to use as the foundation to launch various web and mobile applications with broad global appeal. The Certificate of Amendment also increased the number of authorized common shares to 1,000,000,000. The number of authorized preferred shares remained unchanged at 10,000,000.

BASIS OF PRESENTATION- In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). The information included in this June 30, 2015 Form 10-Q should be read in conjunction with information included in the December 31, 2014 and 2013 Form 10-K.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has evaluated all recent accounting pronouncements and believes that none will have a material effect on the Company.

                                  Snoogoo Corp.
                          Notes to Financial Statements
                                  June 30, 2015
                                   (Unaudited)


2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred net losses of $5,081,611 for the period September 26, 2006 (Date of Inception) through June 30, 2015,and has limited operations, thus raising substantial doubt about the Company's ability to continue as a going concern. While the Company intends to sell shares of its common stock for cash and borrow from its directors, officers, as well as related and non-related parties to fund its operations and invest in the development of its new social information network technology, no assurances can be made that such funds will be available when needed or at terms acceptable to the Company. As a result of these factors, a significant risk exists regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

3. INTANGIBLES

Intangible assets consist of software development costs totaling $215,269 incurred during the six months ended June 30, 2015 related to the development of the Company's new social information network technology platform it intends to use to launch web and mobile applications with broad global appeal.

4. STOCKHOLDERS' EQUITY

On January 6, 2015, the Company executed three Debt Settlement Agreements, whereby the Company issued twenty million Restricted Common shares to its Chairman, one million Restricted Common shares to a non-officer Director and five million Restricted Common shares to a vendor, at $0.01 per share in exchange for accounts payable and loans of $200,000, $10,000 and $50,000, respectively. The $0.01 per share was the closing price of the Company's freely-traded shares.

On January 27, 2015, the Company executed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6.5 million Restricted Common shares at $0.03 per share in exchange for $195,000 of accounts payable owed. The closing price of the Company's freely-traded shares was $0.02 per share.

On February 9, 2015, the Company sold for cash of $25,000 one million Restricted Common shares at $0.025 to a non-related party. The closing price of the Company's freely-traded shares was $0.05 per share, a 50% discount.

On February 10, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada increasing the number of it authorized common shares from 250,000,000 to 1,000,000,000.

On February 10, 2015, the Company entered into four Consulting Agreements with non-related parties, issuing a total of 16 million shares of its common stock at $0.03 per share, a 40% discount to the closing price of $0.05 per share of the Company's freely-traded shares.

                                  Snoogoo Corp.
                          Notes to Financial Statements
                                  June 30, 2015
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (CONTINUED)

On February 11, 2015, the Company signed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6,668,000 Restricted Common shares at $0.03 per share in exchange for $200,040 of accounts payable owed. The closing price of the Company's freely-traded shares was $0.05 per share, a 40% discount.

On February 17, 2015, the Company signed Amendments to the Agreement to serve on the Board of Directors with its two independent Directors, whereby the Company issued 2 million shares to each at $0.03 per share, $60,000 per Director. The closing price of the Company's freely-traded shares was $0.06 per share, a 50% discount.

On April 21, 2015, the Company issued 1,100,000 shares of its common stock pursuant to a Debt Settlement Agreement with Aruba Capital Management, Inc., a related-party, in exchange for $33,000 of accounts payable owed by the Company for expenses paid on its behalf.

On May 12, 2015, the Company issued 500,000 shares of its common stock to an unrelated party in exchange for $5,000.

On May 13, 2015, the Company issued 750,000 shares of its common stock to an unrelated party in exchange for $7,500.

On May 14, 2015, the Company issued 250,000 shares of its common stock to an unrelated party in exchange for $2,500.

On June 10, 2015, the Company issued 1,000,000 shares of its common stock to an unrelated party in exchange for $10,000. As of June 30, 2015 the Company has received $2,500 and has recorded a subscription receivable of $7,500.

5. RELATED PARTY TRANSACTIONS

On January 6, 2015, the Company entered into a Debt Settlement Agreement with its Chairman, whereby the Company issued 20 million shares of its restricted common stock, at $0.01 per share, in exchange for $200,000 of debt owed by the Company. The closing price of the Company's freely-traded shares was $0.01 per share at the date of exchange.

On January 27, 2015, the Company entered into a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6.5 million restricted shares of its common stock, at $0.03 per share, in exchange for $195,000 of accounts payable owed. The closing price of the Company's freely-traded shares was $0.03 per share at the date of exchange.

On April 21, 2015, the Company issued 1,100,000 shares of its common stock, at $0.03 per share, pursuant to a Debt Settlement Agreement with Aruba Capital Management, Inc., a related-party, in exchange for $33,000 of accounts payable owed by the Company for expenses paid on its behalf. The closing price of the Company's freely-traded shares was $0.03 per share at the date of exchange.

                                  Snoogoo Corp.
                          Notes to Financial Statements
                                  June 30, 2015
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS (CONTINUED)

Amounts outstanding to Related Parties, at June 30, 2015 and December 31, 2014, respectively, are unsecured:

                                                    June 30,       December 31,
                                                      2015            2014
                                                    --------        --------

Unpaid expenses and fees to Officers/Directors      $ 68,961        $599,287
Non-interest bearing loans to Related Parties
 Chairman of the Board/Officer                            --          33,800
                                                    --------        --------
      Total                                         $ 68,961        $633,087
                                                    ========        ========

6. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a non-related party (formerly a related party), loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 is outstanding as of June 30, 2015 and December 31, 2014.

The amounts of all non-interest bearing loans outstanding at June 30, 2015 and December 31, 2014, respectively, are as follows:

                                                    June 30,       December 31,
                                                      2015            2014
                                                    --------        --------
Total Non-interest bearing loans to a
 Non-Related Party Non-Officer/Director             $ 22,000        $ 22,000
                                                    ========        ========

7. INTEREST BEARING LOANS

On August 12 and August 19, 2011, an unrelated party loaned the Company $15,000 in an interest-bearing Promissory Note, at 8% per annum and a one-time financing fee of $9,900. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of the first funding of equity capital from an investor group. On November 16, 2014, the loan was assigned to a Company that the Chairman is a non-controlling shareholder. On January 6, 2015, the loan and accrued interest was exchanged for 2,894,954 Restricted Common shares at $0.01 per share (see Note 4 "Stockholders' Equity" - January 6, 2015 transaction).

On August 27, 2012, the Company issued a $40,000 ninety day non-interest bearing unsecured Promissory Note to a non-related party. The Note included a one-time financing fee of $10,000 which was expensed in September 2012. Pursuant to the term of the Note, if the $50,000 was not repaid within ninety days of the date of the Note, interest at the rate of 10% per annum would begin accruing until payment is made in full. On January 31, 2013, the Promissory Note was amended, extending the maturity date to April 30, 2013 and on June 22, 2013, the maturity date was again extended to

                                  Snoogoo Corp.
                          Notes to Financial Statements
                                  June 30, 2015
                                   (Unaudited)


7. INTEREST BEARING LOANS (CONTINUED)

December 31, 2013. At June 30, 2015 the Promissory Note, due December 31, 2013 as amended, remains unpaid and as such the Company is in default of the repayment terms.

Interest-bearing loans and accrued interest outstanding as of June 30, 2015 and December 31, 2014 are as follows:

                                                    June 30,       December 31,
                                                      2015            2014
                                                    --------        --------

Related Party         - principal                   $     --        $ 24,900
                      accrued interest                    --           4,049
Non-Related Party     - principal                     50,000          50,000
                      accrued interest                 7,397           4,932
                                                    --------        --------
      Total                                         $ 57,397        $ 83,881
                                                    ========        ========

8. AQUISITION OF INTERNET SEARCH AND SHARE ENGINE

On February 11, 2015, the Company completed an Asset Purchase Agreement to acquire certain intellectual property associated with a proprietary social network technology. The Company intends to use the technology to launch certain web and mobile applications targeting the online search and share community. As consideration, the Company has agreed to pay the seller 10% of all future advertising revenue, up to a maximum of $4 million, collected from its search and share website.

9. SUBSEQUENT EVENTS

In July 2015, the Company received $7,500 balance due on the Subscription Receivable resulting from the June 10, 2015 sale of the Company's Restricted Common Shares. During the period August 31 and December 3, 2015, Company sold 3,950,000 Restricted Common Shares at $0.01 per share for proceeds of $39,500 from several non-related parties. On February 1, 2016, the Company signed a Consulting Agreement for marketing services and issued 2,000,000 Restricted Common Shares at $0.01 per share, per the Consulting Agreement, on March 16, 2016.

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

RESULTS OF OPERATIONS

Snoogoo Corp., a Nevada corporation, was incorporated under the name Sawadee Ventures Inc. in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. At the beginning of 2015 the Company ended its agreement with Bio-Tech Environmental to seek other opportunities. On February 11, 2015, the Company completed an Asset Purchase Agreement to acquire certain intellectual property associated with a proprietary social network technology.

Snoogoo Corp. can design and custom manufacture biodegradable PET plastic preforms that become PET plastic containers, such as bottles for water or other beverage products. The Company is committed to developing container products that meet the demands of its clients while addressing today's most fundamental environmental issues concerning the proliferation of plastics. The Company offers biodegradable plastic packaging solutions using the breakthrough science of EcoPure(R) technology. In short, the Company provides environmentally responsible plastic packaging solutions to assist its clients in obtaining a competitive advantage in the marketplace.

Working with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology, the Company now has the unique ability to offer a revolutionary biodegradable PET plastic packaging solution that is FDA compliant.

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $543,898 and $190,783 for the six-month periods ended June 30, 2015 and 2014, respectively. These expenses consisted primarily of general and administrative expenses. Interest expense was $2,464 and $3,061 for the comparable six-month periods ended June 30, 2015 and 2016.

At June 30, 2015 and December 31, 2014, we had cash on hand of $100 and $85 respectively. Our total assets at June 30, 2015 and December 31, 2014 are $222,869 and $85. Our liabilities were $306,284 and $882,642, respectively.

As of June 30, 2015, we had an accumulated deficit from inception of $5,081,611.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2015.

                    Balance Sheet Data:            6/30/15
                                                  ---------
                    Cash                          $     100
                    Total assets                  $ 222,869
                    Total liabilities             $ 306,284
                    Shareholders' equity          $ (83,415)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $100 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

PLAN OF OPERATION

Snoogoo Corp., a Nevada corporation, was incorporated under the name Sawadee Ventures Inc. in the State of Nevada on September 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

In November of 2009 we changed direction and entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology. The Agreement has an effective date of January 1, 2010. At the beginning of 2015 the Company ended its agreement with Bio-Tech Environmental to seek other opportunities.

On February 11, 2015, we completed an Asset Purchase Agreement to acquire certain intellectual property associated with a proprietary social network technology. We intend to use the technology to launch certain web and mobile applications targeting the online search and share community. As consideration, we have agreed to pay the seller 10% of all future advertising revenue, up to a maximum of $4 million, collected from its search and share website.

We have not generated any income since inception, and for the three months ended June 30, 2015 and 2014 we incurred a net loss of $23,000 and $60,023, respectively.

We are currently focusing on generating revenue by implementing three phases of our strategy. First, we plan to raise capital to further develop our technology and provide working capital. Second, we plan to increase our customer base. Third, we intend to leverage our assets to expand our business model through the acquisitions of related businesses.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2016.

                                       SNOOGOO CORP.


                                       /s/ Martin R Nason
                                       -----------------------------------------
                                       Martin R Nason,
                                       Principal Interim Financial Officer and
                                       Principal Accounting Officer