Form 10-Q
period 2015-09-30
Snoogoo Corp.
filed 2016-08-29
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 173,839,701 shares outstanding as of August 29, 2016.

ITEM 1. FINANCIAL STATEMENTS

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                           As of                  As of
                                                                        September 30,          December 31,
                                                                            2015                   2014
                                                                        ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $         56           $         85
                                                                        ------------           ------------
      Total Current Assets                                                        56                     85
Long term Assets
  Fixed Asset                                                                329,805                     --
                                                                        ------------           ------------

      Total  Assets                                                     $    329,805           $         85
                                                                        ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                              $    281,131           $    172,624
  Interest and Non-interest Bearing Loans From Related Parties                    --                 33,800
  Interest and Non-interest Bearing Loans                                     80,630                 76,931
  Due to Related Parties                                                      16,846                599,287
                                                                        ------------           ------------
      Total Current Liabilities                                              378,607                882,642
                                                                        ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
Common Stock 250,000,000 authorized shares, par value $0.001
 160,039,701 and 94,771,701 shares issued and outstanding at                 160,040                 94,772
 September 30, 2015 and December 31, 2014
Additional Paid-in-Capital                                                 5,453,016              3,560,384
Deficit                                                                   (5,661,802)            (4,537,713)
                                                                        ------------           ------------
      Total Stockholders' Equity                                             (48,746)              (882,557)
                                                                        ------------           ------------

      Total Liabilities and Stockholders' Equity                        $    329,861           $         85
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

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                  For the Three      For the Three      For the Nine      For the Nine
                                                  Months Ended       Months Ended       Months Ended      Months Ended
                                                  September 30,      September 30,      September 30,     September 30,
                                                      2015               2014               2015              2014
                                                  ------------       ------------       ------------      ------------
Revenues                                          $         --       $         --       $         --      $         --
                                                  ------------       ------------       ------------      ------------
      Total Revenues                                        --                 --                 --                --
                                                  ------------       ------------       ------------      ------------
EXPENSES:

Operating Expenses
  General and administrative                            54,098             34,897            955,204           222,596
                                                  ------------       ------------       ------------      ------------
      Operating Expenses                                54,098             34,897            955,204           222,596
                                                  ------------       ------------       ------------      ------------
Other Expenses
  Loss on settlement of debt                            12,000                 --            164,860
  Interest                                               1,233              1,535              4,025             4,619
                                                  ------------       ------------       ------------      ------------
      Total Other Expenses                              13,233              1,535            168,885             4,619
                                                  ------------       ------------       ------------      ------------
PROVISION FOR INCOME TAXES:
Income Tax Benefit                                          --                 --                 --                --
                                                  ------------       ------------       ------------      ------------

Net Income (Loss) for the period                  $    (67,331)      $    (36,432)      $ (1,124,089)     $   (227,215)
                                                  ============       ============       ============      ============

Basic and Diluted Earnings Per Common Share              (0.00)             (0.00)             (0.00)            (0.00)
                                                  ------------       ------------       ------------      ------------
Weighted Average number of Common Shares used
 in per share calculations                         159,431,005         94,771,701        151,888,031        94,339,088
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

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                    For the Nine           For the Nine
                                                                                    Months Ended           Months Ended
                                                                                    September 30,          September 30,
                                                                                        2015                   2014
                                                                                    ------------           ------------
OPERATING ACTIVITIES:
  Net Loss                                                                          $ (1,124,089)          $   (227,215)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Expenses paid on our behalf by Related Parties                                      115,449                196,859
     Stock issued for services to Non-Related Party                                       15,000                     --
     Stock issued for services to Related Party                                        1,025,000                     --
     Accounts payables and loans due to Related Parties converted into stock             798,900                 20,200
     Finance and interest charges added to loan payable                                    3,699                  4,597
     Accounts payables and loans due to Non-related Party converted into stock            64,000                 50,000
     Accounts payable and accrued liabilities                                            108,507                  4,242
                                                                                    ------------           ------------
Net Cash Provided from Operating Activities                                            1,006,466                 48,683
                                                                                    ------------           ------------
INVESTING ACTIVITIES:
  Purchase of fixed assets                                                              (329,805)                    --
                                                                                    ------------           ------------
Net Cash Provided from Financing Activities                                             (329,805)                    --
                                                                                    ------------           ------------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf                                (697,890)               (63,672)
  Non-interest bearing loan from Related Party                                           (33,800)                    --
  Repayment of loan payable                                                                   --                     --
  Common stock issued and issuable for cash                                               55,000                 15,000
                                                                                    ------------           ------------
                                                                                        (676,690)               (48,672)
                                                                                    ------------           ------------

Net Increase (Decrease) in Cash                                                              (29)                    11
                                                                                    ------------           ------------

Cash, Beginning of the Period                                                                 85                     74
                                                                                    ------------           ------------

Cash, End of the Period                                                             $         56           $         85
                                                                                    ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                            $         --           $         --
                                                                                    ============           ============
  Cash paid for income taxes                                                        $         --           $         --
                                                                                    ============           ============
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from Related Parties exchanged for
   1,250,000, 20,000,000, 6,500,000, 6,668,000, 1,100,000 and 1,000,000 Common
   shares on January 31, 2014, January 6, 2015, January 27, 2015, February 11,
   2015, April 21, 2015, and June 10, 2015
                                                                                    $    638,040           $     50,000
                                                                                    ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements.

                                  SNOOGOO CORP.
                          Notes to Financial Statements
                               September 30, 2015
                                   (Unaudited)


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

BASIS OF PRESENTATION- In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). The information included in this September 30, 2015 Form 10-Q should be read in conjunction with information included in the December 31, 2014 and 2013 Form 10-K.

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

                                  SNOOGOO CORP.
                          Notes to Financial Statements
                               September 30, 2015
                                   (Unaudited)


2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred net losses of $5,661,802 for the period September 26, 2006 (Date of Inception) through September 30, 2015,and has limited operations, thus raising substantial doubt about the Company's ability to continue as a going concern. While the Company intends to sell shares of its common stock for cash and borrow from its directors, officers, as well as related and non-related parties to fund its operations and invest in the development of its new social information network technology, no assurances can be made that such funds will be available when needed or at terms acceptable to the Company. As a result of these factors, a significant risk exists regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

3. INTANGIBLES

Intangible assets consist of software development costs totaling $329,805 incurred during the nine months ended September 30, 2015 related to the development of the Company's new social information network technology platform it intends to use to launch web and mobile applications with broad global appeal.

4. STOCKHOLDERS' EQUITY

On January 6, 2015, the Company executed three Debt Settlement Agreements, whereby the Company issued twenty million Restricted Common shares to its Chairman, one million Restricted Common shares to a non-officer Director and five million Restricted Common shares to a vendor, at $0.01 per share, the closing price of the Company's freely-traded shares being $0.012 per share, in exchange for accounts payable and loans of $200,000, $10,000 and $50,000, respectively.

On January 27, 2015, the Company executed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6.5 million Restricted Common shares at $0.02 per share, the closing price of the Company's freely-traded shares being $0.025 per share, in exchange for $195,000 of accounts payable owed.

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

On February 10, 2015, the Company entered into four Consulting Agreements with non-related parties, issuing a total of 16 million shares of its Restricted Common shares at $0.05, the closing price of the Company's freely-traded shares.

                                  SNOOGOO CORP.
                          Notes to Financial Statements
                               September 30, 2015
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (CONTINUED)

On February 11, 2015, the Company signed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6,668,000 Restricted Common shares at $0.05 per share, the closing price of the Company's freely-traded shares, in exchange for $200,040 of accounts payable owed.

On February 17, 2015, the Company signed Amendments to the Agreement to serve on the Board of Directors with its two independent Directors, whereby the Company issued four million shares of Restricted Common shares (two million to each Director) at $0.06, the closing price of the Company's freely-traded shares.

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

On June 10, 2015, the Company issued 1,000,000 shares of its common stock to an unrelated party in exchange for $10,000. As of June 30, 2015 the Company has received $2,500 and recorded a subscription receivable of $7,500,which was collected in July 2015.

On August 25, 2015, the Company issued 1,000,000 shares of its common stock at $0.02 per share, the closing price of the Company's freely-traded shares being $0.022 per share, in settlement of $10,000 owed by the Company.

The Company has recorded a net loss of $164,860 resulting from settlement of $665,040 of debt for 40,168,000 Restricted Common shares during the nine months ended September 30, 2015.

5. RELATED PARTY TRANSACTIONS

On January 6, 2015, the Company entered into a Debt Settlement Agreement with its Chairman, whereby the Company issued 20 million shares of its restricted common stock, at $0.01 per share, in exchange for $200,000 of debt owed by the Company. The closing price of the Company's freely-traded shares was $0.012 per share on the date of exchange.

On January 27, 2015, the Company entered into a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6.5 million restricted

                                  SNOOGOO CORP.
                          Notes to Financial Statements
                               September 30, 2015
                                   (Unaudited)


5. RELATED PARTY TRANSACTIONS (CONTINUED)

shares of its common stock, at $0.03 per share, in exchange for $195,000 of accounts payable owed. The closing price of the Company's freely-traded shares was $0.025 per share on the date of exchange.

On April 21, 2015, the Company issued 1,100,000 shares of its common stock, at $0.03 per share, pursuant to a Debt Settlement Agreement with Aruba Capital Management, Inc., a related-party, in exchange for $33,000 of accounts payable owed by the Company for expenses paid on its behalf. The closing price of the Company's freely-traded shares was $0.03 per share at the date of exchange.

Amounts outstanding to Related Parties, at September 30, 2015 and December 31, 2014, respectively, are unsecured:

                                                September 30,       December 31,
                                                    2015               2014
                                                  --------           --------
Unpaid expenses and fees to Officers/Directors    $ 16,846           $599,287
Non-interest bearing loans to Related Parties
  Chairman of the Board/Officer                         --             33,800
                                                  --------           --------
               Total                              $ 16,846           $632,287
                                                  ========           ========

6. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a non-related party (formerly a related party), loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 is outstanding as of September 30, 2015 and December 31, 2014.

The amounts of all non-interest bearing loans outstanding at September 30, 2015 and December 31, 2014, respectively, are as follows:

                                                September 30,       December 31,
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

                                  SNOOGOO CORP.
                          Notes to Financial Statements
                               September 30, 2015
                                   (Unaudited)


INTEREST BEARING LOANS (CONTINUED)

On August 27, 2012, the Company issued a $40,000 ninety day non-interest bearing unsecured Promissory Note to a non-related party. The Note included a one-time financing fee of $10,000 which was expensed in September 2012. Pursuant to the term of the Note, if the $50,000 was not repaid within ninety days of the date of the Note, interest at the rate of 10% per annum would begin accruing until payment is made in full. On January 31, 2013, the Promissory Note was amended, extending the maturity date to April 30, 2013 and on June 22, 2013, the maturity date was again extended to December 31, 2013. At September 30, 2015 the Promissory Note, due December 31, 2013 as amended, remains unpaid and as such the Company is in default of the repayment terms.

Interest-bearing loans and accrued interest outstanding as of September 30, 2015 and December 31, 2014 are as follows:

                                                September 30,       December 31,
                                                    2015               2014
                                                  --------           --------

Related Party         - principal                 $     --           $ 33,800
                      accrued interest                  --                 --
Non-Related Party     - principal                   50,000             50,000
                      accrued interest               8,630              4,931
                                                  --------           --------
      Total                                       $ 58,630           $ 88,731
                                                  ========           ========

8. AQUISITION OF INTERNET SEARCH AND SHARE ENGINE

On February 11, 2015, the Company completed an Asset Purchase Agreement to acquire certain intellectual property associated with a proprietary social network technology the Company intends to use to launch certain web and mobile applications targeting the online search and share community. As consideration, the Company has agreed to pay the seller 10% of all future advertising revenue, up to a maximum of $4 million, collected from its search and share website.

9. SUBSEQUENT EVENTS

During the period October 1 and December 31, 2015, the Company sold 2,950,000 Restricted Common Shares at $0.01 per share for a total of $29,500 to Non-Related Parties.

On February 1, 2016, the Company entered into a Consulting Agreement for marketing services for the issuance of 2,000,000 Restricted Common Shares at $0.01 per share and a monthly fee commencing when the Company receives its anticipated investment capital.

On May 25, 2016, the Board approved an Offering to potentially sell 20 million Restricted Common Shares at $0.01 per share for $200,000 and the participation in a Revenue Sharing amount on each dollar of advertising revenues generated by the Company over a three year period, commencing with the date the Company's Search, Save and Share apps are activated on Snoogoo.com's Website.

On July 27, 2016, the Company sold 3,750,000 Restricted Common Shares at $0.01 per share for $3,750.00 to a Non-Related Party in accordance with the May 25, 2016 Board Resolution and the purchaser will receive $0.0038 for each dollar of

                                  SNOOGOO CORP.
                          Notes to Financial Statements
                               September 30, 2015
                                   (Unaudited)


9. SUBSEQUENT EVENTS (CONTINUED)

advertising revenues generated by the Company over a three year period, commencing with the date the Company's Search, Save and Share apps are activated on Snoogoo.com's Website.

On August 5, 2016, the Company sold a total of 5,100,000 Restricted Common Shares at $0.01 per share for $51,000.00 to two Non-Related Parties (one for $15,000 for 1,500,000 shares and one for $36,000 for 3,600,000 shares) in accordance with the May 25, 2016 Board Resolution. The purchaser of 1,500,000 shares will receive $0.0015 and the purchaser of 3,600,000 shares will receive $0.0036, for each dollar of advertising revenues generated by the Company over a three year period, commencing with the date the Company's Search, Save and Share apps are activated on Snoogoo.com's Website.

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

We incurred operating expenses of $1,124,089 and $227,215 for the nine-month periods ended September 30, 2015 and 2014, respectively. These expenses consisted primarily of general and administrative expenses. Interest expense was $4,025 and $4,619 for the comparable nine-month periods ended September 30, 2015 and 2014.

At September 30, 2015 and December 31, 2014, we had cash on hand of $56 and $85 respectively. Our total assets at September 30, 2015 and December 31, 2014 are $329,861 and $85. Our liabilities were $378,607 and $882,642, respectively.

As of September 30, 2015, we had an accumulated deficit from inception of $5,661,802.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2015.

                    Balance Sheet Data:            9/30/15
                                                  ---------
                    Cash                          $      56
                    Total assets                  $ 329,805
                    Total liabilities             $ 378,607
                    Shareholders' equity          $ (48,746)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $56 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the three months ended September 30, 2015 and 2014 we incurred a net loss of $67,331 and $36,432, respectively.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2016.

                                       SNOOGOO CORP.


                                       /s/ Martin R Nason
                                       -----------------------------------------
                                       Martin R Nason,
                                       Principal Interim Financial Officer and
                                       Principal Accounting Officer