Form 10-K
period 2015-12-31
Snoogoo Corp.
filed 2016-12-12
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the issuer's voting and non-voting common equity stock held as of December 1, 2016 by non-affiliates of the issuer was $4,583,337 based on the closing price of the registrant's common stock on such date.

As of December 1, 2016 there were 188,614,701 shares of $.001 par value common stock issued and outstanding.

                                 SNOOGOO, CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------

                                     Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 2.   Properties                                                          9
Item 3.   Legal Proceedings                                                   9
Item 4.   Mine Safety Disclosures                                             9

                                    Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   9
Item 6.   Selected Financial Data                                             9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9
Item 8.   Financial Statements                                               12
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           28
Item 9A.  Controls and Procedures                                            28
Item 9B.  Other Information                                                  29

                                   Part III

Item 10.  Directors and Executive Officers                                   29
Item 11.  Executive Compensation                                             30
Item 12.  Security Ownership of Certain Beneficial Owners and Management     32
Item 13.  Certain Relationships and Related Transactions                     32
Item 14.  Principal Accounting Fees and Services                             33

                                    Part IV

Item 15.  Exhibits                                                           33

Signatures                                                                   34

                                     PART I

ITEM 1. BUSINESS

Snoogoo, Corp, a Nevada corporation formally known as Casey Container Corp., was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit. In September 2008, we ceased our exploration activities, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company. We are currently considered a "shell" company inasmuch for the periods ending December 31, 2015 and 2014 we did not generate revenues, did not own an operating business and had no employees and no material assets. In November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure(R) technology.

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

In January 2015 the Company ended its Additive Supply and License Agreement with Bio-Tec Environmental. On February 11, 2015 the Company entered into an Asset Purchase Agreement for the acquisition of a new social information network technologythat it plans to use in order to launch web and mobile applications with broad global appeal. The technology represents a breakthrough in common information networks by allowing individuals and groups to search, bookmark and share all forms of digital content, both privately and publicly, based on their own or shared interests.

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

As of December 1, 2016, we had no employees other than its corporate officers. The Company uses independent contractors who provide technology services, and public relations. Snoogoo has not experienced any work stoppages and it considers relations with its independent contractors to be good.

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

Snoogoo currently utilize space, for no charge, at 7825 N Calle Caballeros, Paradise Valley, AZ 85253.

The implementation of our business objectives is wholly contingent upon the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to affect our growth potential. While we may, under certain circumstances, seek to effect business combinations with additional target business, unless additional financing is obtained, we may not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 2006, up to the period ending 12/31/2015, we had no operating business. We have entered into a new business model and may seek acquisitions and/or business combination with another operating company similar to our current business model, namely internet search engine social media website. To date, our efforts have been limited to meeting our regulatory filing requirements and business development.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

For the year ending December 31, 2015 the Company's Articles of Incorporation authorized the issuance of 1,000,000,000 shares of Common Stock and 10,000,000 Preferred Shares. On February 9, 2015 the Board of Directors approved an increase of the authorized common shares from 250,000,000 to 1,000,000,000. There are currently 811,385,299 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

              RISKS RELATED TO OUR NEW BUSINESS MODEL AND INDUSTRY

THE COMPANY WILL NEED SIGNIFICANT ADDITIONAL CAPITAL, WHICH THEY MAY BE UNABLE TO OBTAIN.

The Company's capital requirements in connection with its development activities and transition to commercial operations have been and will continue to be significant. The Company will require additional funds to build its marketing and advertising, lease office facility needed for further development, marketing and administrative support. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

SNOOGOO'S SHARES ARE SUBJECT TO THE U.S. "PENNY STOCK" RULES AND INVESTORS WHO PURCHASE SHARES MAY HAVE DIFFICULTY RE-SELLING THEIR SHARES AS THE LIQUIDITY OF THE MARKET FOR SHARES MAY BE ADVERSELY AFFECTED BY THE IMPACT OF THE "PENNY STOCK" RULES.

The Company's stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. The Company's common shares currently trade on the OTCQB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

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

(b) Holders:
At December 31, 2015 and 2014, 310 and 280 certificate holding stockholders of record of our Common Stock.

(c) Dividend:
We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.

(d) Transfer Agent:
The company has retained Pacific Stock Transfer Co. of 6725 Via Austi Pkwy Suite 300 Las Vegas, Nevada 89119 as their transfer agent.

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

In January 2015 the Company ended its Additive Supply and License Agreement with Bio-Tec Environmental. On February 11, 2015 the Company entered into an Asset Purchase Agreement for the acquisition of a new social information network technology had it plans to use in order to launch web and mobile applications with broad global appeal.

We have not generated any income since inception, as of the years ended December 31, 2015 and 2014, have incurred a net loss of $(1,575,358) and $(280,708), respectively.

We are currently focusing on generating revenue by implementing three phases of our strategy. First, we plan to raise capital to purchase manufacturing equipment and lease a manufacturing facility. Second, we plan to increase our customer base. Third, we intend to leverage our assets to expand our business model through the acquisitions of related businesses.

SNOOGOO CORP. RESULTS OF OPERATIONS

Revenues:
The Company is a Development stage company and has not generated any revenues during the period from inception to December 31, 2015.

Property and equipment:
The Company currently owns no equipment.

Total Expenses:
The Company incurred operating expenses and interest expense for the years ended December 31, 2015 and 2014 of $1,405,566 and $274,576, and $4,932 and $6,132,
respectively, due to administrative and interest expenses. As of December 31, 2015 the Company had a Loss on Settlement of Debt of $164,860.

Net Income (Loss):
The Company incurred losses for the years ended December 31, 2015 and 2014 of $(1,575,358) and $(280,708) respectively, due to impairment of long-term assets and administrative and interest expenses.

Liquidity and Capital Resources:
For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. As of December 31, 2015, and 2014, Snoogoo had $80 and $85, respectively.

Off Balance Sheet Arrangements:
We do not have any off-balance sheet arrangements as of December 31, 2015 and December 31, 2014.

The Company sold for cash $452,427 of equity securities from inception thru December 31, 2015. In the year ended December 31, 2015, the Company issued 41,268,000 common shares in exchange for amounts owed to debtors.

The following table provides selected financial data about Snoogoo, Corp. for the periods ending December 31, 2015 and 2014.

          Balance Sheet Data:           12/31/15            12/31/14
          -------------------           --------            --------

          Cash                          $      80           $      85
          Total assets                  $      80           $      85
          Total liabilities             $ 470,595           $ 882,642
          Shareholders' equity          $(470,515)          $(882,557)

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In accordance with the reporting requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and credit cards payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2015 and 2014, the Company did not have any other financial instruments.

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

ITEM 8. FINANCIAL STATEMENTS

                     [LETTERHEAD OF SEALE AND BEERS, CPAS]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Snoogoo Corp.

We have audited the accompanying balance sheets of Snoogoo Corp. as of December 31, 2015 and December 31, 2014 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. Snoogoo Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snoogoo Corp. as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2015, has incurred recurring losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
------------------------------------

Seale and Beers, CPAs
Las Vegas, Nevada
December 7, 2016

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                            As Of                  As Of
                                                                      December 31, 2015      December 31, 2014
                                                                      -----------------      -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $         80           $         85
                                                                        ------------           ------------
      Total Current Assets                                                        80                     85
                                                                        ------------           ------------

      Total  Assets                                                     $         80           $         85
                                                                        ============           ============

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                              $    292,873           $    172,624
  Interest and Non-interest Bearing Loans From
  Related Parties                                                                 --                 33,800
  Interest and Non-interest Bearing Loans                                     81,863                 76,931
  Due to Related Parties                                                      95,859                599,287
                                                                        ------------           ------------

      Total Current Liabilities                                              470,595                882,642
                                                                        ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 1,000,000,000 authorized shares, par value $0.001
 162,989,701 and 94,771,701 shares issued and outstanding at
 December 31, 2015 and December 31, 2014                                     162,990                 94,772
Additional Paid-in-Capital                                                 5,479,566              3,560,384
Deficit                                                                   (6,113,071)            (4,537,713)
                                                                        ------------           ------------

      Total Stockholders' Equity                                            (470,515)              (882,557)
                                                                        ------------           ------------

      Total Liabilities and Stockholders' Equity                        $         80           $         85
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

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                     For the Year             For the Year
                                                        Ended                    Ended
                                                   December 31, 2015        December 31, 2014
                                                   -----------------        -----------------
REVENUES:
  Revenues                                            $         --             $         --
                                                      ------------             ------------
      Total Revenues                                            --                       --
                                                      ------------             ------------
EXPENSES:
  Operating Expenses
    General and administrative                           1,405,566                  274,576
                                                      ------------             ------------
      Operating Expenses                                 1,405,566                  274,576
                                                      ------------             ------------
  Other expenses
    Loss on settlement of debt                             164,860                       --
    Interest                                                 4,932                    6,132
                                                      ------------             ------------

      Total Other Expenses                                 169,792                    6,132
                                                      ------------             ------------
PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                            --                       --
                                                      ------------             ------------

Net Income (Loss) for the period                      $ (1,575,358)            $   (280,708)
                                                      ============             ============

Basic and Diluted Earnings Per Common Share                  (0.01)                   (0.00)
                                                      ------------             ------------
Weighted Average number of Common Shares
 used in per share calculations                        154,347,356               94,448,130
                                                      ============             ============


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                  Statements of Stockholders' Equity (Deficit)
                                December 31, 2015
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                        Common Stock            Additional
                                                     --------------------        Paid-In                       Stockholders'
                                                     Shares        Amount        Capital          Deficit         Equity
                                                     ------        ------        -------          -------         ------
Balance, December 31, 2013                         92,700,034     $ 92,700     $3,477,256      $(4,257,005)    $  (687,049)
Stock issued at $0.04 per share for debt
 on January 31, 2014                                1,250,000        1,250         48,750               --          50,000
Stock issued at $0.04 per share for debt
 settlement agreement on April 4, 2014                505,000          505         19,695               --          20,200
Stock issued at $0.04 per share for cash
 on April 9, 2014                                     250,000          250          9,750               --          10,000
Stock issued at $0.075 per share for cash
 on April 17, 2014                                     66,667           67          4,933               --           5,000
Net Loss for the Year December 31, 2014                    --           --             --         (280,708)       (280,708)
                                                  -----------     --------     ----------      -----------     -----------
Balance, December 31, 2014                         94,771,701       94,772      3,560,384       (4,537,713)       (882,557)
Stock issued at $0.012 per share for debt
 settlement agreement on January 6, 2015           26,000,000       26,000        286,000               --         312,000
Stock issued at $0.025 per share for debt
 settlement agreement on January 27, 2015           6,500,000        6,500        156,000               --         162,500
Stock issued at $0.025 per share for cash
 on February 9, 2015                                1,000,000        1,000         24,000               --          25,000
Stock issued at $0.05 per share for consulting
 services on February 10, 2015                     16,000,000       16,000        784,000               --         800,000
Stock issued at $0.05 per share for debt
 settlement agreement on February 11, 2015          6,668,000        6,668        326,732               --         333,400
Stock issued at $0.06 per share for agreement
 on February 17, 2015                               4,000,000        4,000        236,000               --         240,000
Stock issued at $0.01 per share for cash
 on April 1, 2015                                     500,000          500          4,500               --           5,000
Stock issued at $0.03 per share for debt
 settlement agreement on April 21, 2015             1,100,000        1,100         31,900               --          33,000
Stock issued at $0.01 for cash per share
 agreement on May 12, 2015                            500,000          500          4,500               --           5,000
Stock issued at $0.01 per share for cash
 on May 13, 2015                                      750,000          750          6,750               --           7,500
Stock issued at $0.01 per share for cash
 on May 14, 2015                                      250,000          250          2,250               --           2,500
Stock issued at $0.01 per share for cash
 on June 10, 2015                                   1,000,000        1,000          9,000               --          10,000
Stock issued at $0.022 per share for debt
settlement agreement on August 25, 2015             1,000,000        1,000         21,000               --          22,000
Stock issued at $0.01 per share for cash
 on October 4, 2015                                   500,000          500          4,500               --           5,000
Stock issued at $0.01 per share for cash
 on October 10, 2015                                  250,000          250          2,250               --           2,500
Stock issued at $0.001 per consulting agreement
 on October 27, 2015                                4,000,000        4,000             --               --           4,000


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                  Statements of Stockholders' Equity (Deficit)
                                December 31, 2015
                                   (Continued)
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                        Common Stock            Additional
                                                     --------------------        Paid-In                       Stockholders'
                                                     Shares        Amount        Capital          Deficit         Equity
                                                     ------        ------        -------          -------         ------

Stock issued at $0.01 per share for cash
 on November 15, 2015                               1,200,000        1,200         10,800               --          12,000
Stock issued at $0.01 per share for cash
 on December 3, 2015                                1,000,000        1,000          9,000               --          10,000
Stock cancelled per cancellation of consulting
 agreement on December 18, 2015                    (4,000,000)      (4,000)            --               --          (4,000)
Net Loss for the Year December 31, 2015                    --           --             --       (1,575,358)     (1,575,358)
                                                  -----------     --------     ----------      -----------     -----------

                                                  162,989,701     $162,990     $5,479,566      $(6,113,071)    $  (470,515)
                                                  ===========     ========     ==========      ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                         Formerly Casey Container Corp.
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                                 For the Year             For the Year
                                                                                    Ended                    Ended
                                                                              December 31, 2015        December 31, 2014
                                                                              -----------------        -----------------
OPERATING ACTIVITIES:
  Net Loss                                                                       $ (1,575,358)            $   (280,708)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Expenses paid on our behalf by Related Parties                                   235,300                  237,580
     Stock issued for services to Non-Related Party                                   920,000                       --
     Stock issued for services to Related Party                                       120,000                       --
     Accounts payables and loans due to Related Parties converted into stock          780,900                   50,000
     Finance and interest charges added to loan payable                                 4,932                    6,132
     Accounts payables and loans due to Non-related Party converted into stock         82,000                   20,200
     Accounts payable and accrued liabilities                                         120,249                   15,479
                                                                                 ------------             ------------
Net Cash Provided from Operating Activities                                           688,023                   48,683
                                                                                 ------------             ------------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf                             (738,728)                 (63,672)
  Non-interest bearing loan from Related Party                                        (33,800)                  28,950
  Repayment of loan payable                                                                --                  (28,950)
  Common stock issued and issuable for cash                                            84,500                   15,000
                                                                                 ------------             ------------
Net Cash Provided from Financing Activities                                          (688,028)                 (48,672)
                                                                                 ------------             ------------

Net Increase (Decrease) in Cash                                                            (5)                      11
                                                                                 ------------             ------------

Cash, Beginning of the Period                                                              85                       74
                                                                                 ------------             ------------

Cash, End of the Period                                                          $         80             $         85
                                                                                 ============             ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                         $         --             $         --
                                                                                 ============             ============

  Cash paid for income taxes                                                     $         --             $         --
                                                                                 ============             ============
NON CASH ACTIVITIES:
  Expenses incurred on our behalf and loans from Related Parties exchanged for 1,250,000, 21,000,000, 6,500,000, 6,668,000 and 1,100,000 Common
   shares on January 31, 2014, January 6, 2015, January 27, 2015,
   February 11, 2015 and April 21, 2015                                          $    780,900             $     50,000
                                                                                 ============             ============


   The accompanying notes are an integral part of these financial statements.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


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

On January 9, 2015 the Board Of Directors approved a Letter Of Understanding and Term Sheet to purchase the assets, including, but not limited to patents, intellectual property rights, logos and commercial symbols relating to an Information Network technology software. The acquisition of the assets and change in the direction of the Company's business was completed on February 11, 2015. James T. Casey and Robert Seaman, both Vice Presidents, left Snoogoo Corp. effective February 11, 2015, due to the completion of the acquisition of the assets and change in business direction (see February 9, 2015 below).

On January 14 and 16, 2015, James T. Casey and Martin R. Nason, respectively, resigned as Members of the Board Of Directors, which was approved by the remaining Board Members on January 20, 2015. Mr. Nason remains as its Chief Executive Officer, President and Chief Financial Officer. On May 15, 2015, Mr. Nason resigned all his positions with the Company and Terry W. Neild was appointed Chief Executive Officer, Robert Egeland was appointed President, Michael Schifsky was appointed Treasurer and Chief Financial Officer and Leonard Braumberger was appointed Chief Technology Officer. On October 28, 2015 Michael Schifsky resigned his positions and on November 2, 2015, Mr. Nason was appointed Interim CFO and Interim Treasurer.

On February 9, 2015, the Board of Directors resolved and approved to change the Company's name to SnooGoo Corp. and to increase the number of authorized Common Shares from 250,000,000, $0.001 par value to 1,000,000,000, $0.001 par value, which was approved by over 51% of the issued and outstanding Common Shares. On February 10, 2015, a Certificate of Amendment was accordingly filed with the State of Nevada and the Company received a Nevada State Business License for SnooGoo Corp. on February 11, 2015.

On February 23, 2015, the Company received approval from the Financial Industry Regulatory Authority ("FINA"), that it approved the name change from Casey Container Corp. to SnooGoo Corp. and assigned the trading symbol "SGOO" effective the beginning of trading on February 24, 2015.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


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

The Company has net operating loss carryovers of $4,709,268 and $4,537,713 for the years ended December 31, 2015 and 2014 respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                                           December 31, 2015   December 31, 2014
                                           -----------------   -----------------

Net operating loss carryovers                 $ 4,709,268         $ 4,537,713
                                              ===========         ===========

Effective tax deferred asset (30% tax rate)   $ 1,412,780         $ 1,361,314
Impairment of tax deferred asset              $(1,412,780)        $(1,361,314)
                                              -----------         -----------
Net tax deferred asset                        $         0         $         0
                                              ===========         ===========

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from September 26, 2006 (Date of Inception) through December 31, 2015, the Company had no potentially dilutive securities. The basic and diluted net loss per share was $(0.01) and $(0.00) for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014 the Net Loss was $(1,575,358) and $(280,708), respectively. For the years ended December 31, 2015 and 2014, the Weighted Average Number of Common shares used in per share calculations was 154,347,356 and 94,448,130 respectively.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan. In the years ended December 31, 2015 and 2014, the Company issued 4,000,000 and none Restricted Common shares with a value of $240,000 and none respectively to its two independent Board Members, which was the closing price of the Company's freely-traded Common shares on the date of issuance.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management, as of December 31, 2015 and 2014. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


2. GOING CONCERN

The Company incurred net losses of $6,113,071 for the period from September 26, 2006 (Date of Inception) through December 31, 2015 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and services and borrow from its directors, officers, related and non-related parties, reduce its cash expenses and continue to raise sufficient equity capital for cash, but there can be no assurance the Company will be successful in raising the equity capital for cash. The ability of the Company to continue as a going concern is dependent on receiving sufficient sources of cash equity capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

As of December 31, 2015 and 2014, respectively, the Company does not own any physical property and/or equipment.

4.  INTANGIBLES

The Company's accounting policy for Long-Lived Assets requires it to review on a regular basis for facts or circumstances that may suggest impairment. Software development costs totaling $337,855 were recorded as an Intangible Asset during the year ended December 31, 2015. These costs were related to the development of the Company's new social information network technology platform (search, save and share) it intends to use to launch web and mobile applications with broad global appeal. At the end of December 31, 2015, the Company deemed these costs were impaired in its entirety as reflected on the Company's Statement of Operations as a General and Administrative expense. The Company concluded that such impairment should be recognized based on that if the Company is unable to obtain the financial resources needed to execute its business plan, there is substantial doubt regarding the Company's ability to continue as a going concern based on the Company's cash position at year-end and the unlikelihood of recovering the investment in the Intangible Asset. (See Note 13).

5. STOCKHOLDERS' EQUITY

At December 31, 2015 and 2014, the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 1,000,000,000 and 250,000,000 Common shares authorized (see Note 1"Description Of Business" above) with a par value of $0.001 per share. At December 31, 2015 and 2014, the Company had 162,989,701 and 94,771,701 Common shares issued and outstanding, respectively.

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

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


5. STOCKHOLDERS' EQUITY (continued)

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

On February 9, 2015, the Company sold for cash $25,000 for one million Restricted Common shares at $0.025 to a non-related party. The closing price of the Company's freely-traded shares was $0.05 per share.

On February 10, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada increasing the number of its authorized Common shares from 250,000,000 to 1,000,000,000.

On February 10, 2015, the Company entered into four Consulting Agreements with non-related parties, issuing a total of 16 million shares of its Restricted Common shares at $0.05 per share, the closing price of its freely-traded shares.

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

On April 21, 2015, the Company issued 1,100,000 shares of its Restricted Common stock pursuant to a Debt Settlement Agreement with Aruba Capital Management, Inc., a related party, in exchange for $33,000 of accounts payable owed by the Company for expenses paid on its behalf.

On May 12, 2015, the Company issued 500,000 shares of its Restricted Common stock to an unrelated party in exchange for $5,000.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


5. STOCKHOLDERS' EQUITY (continued)

On May 13, 2015, the Company issued 750,000 shares of its Restricted Common stock to an unrelated party in exchange for $7,500.

On May 14, 2015, the Company issued 250,000 shares of its Restricted Common stock to an unrelated party in exchange for $2,500.

On June 10, 2015, the Company issued 1,000,000 shares of its Restricted Common stock to an unrelated party in exchange for $10,000. As of June 30, 2015, the Company had received $2,500 and recorded a Subscription receivable of $7,500, which was collected in July 2015.

On August 25, 2015, the Company issued 1,000,000 shares of its Restricted Common stock at $0.01 per share, the closing price of the Company's freely-traded shares being $0.022 per share, in settlement of $10,000 owed by the Company.

The Company recorded a net loss of $164,860 resulting from settlement of $665,040 of debt for 40,168,000 Restricted Common shares during the nine-months ended September 30, 2015.

On October 4, 2015, the Company issued 500,000 shares of its Restricted Common stock to an unrelated party at $0.01 per share in exchange for $5,000.

On October 10, 2015, the Company issued 250,000 shares of its Restricted Common stock to an unrelated party at $0.01 per share in exchange for $2,500.

On October 27, 2015, the Company entered into a Consulting Agreement and issued 4,000,000 shares of its Restricted Common Shares at $0.01 per share.

On November 15, 2015, the Company issued 1,200,000 shares of its Restricted Common Shares at $0.01 per share for $12,000.

On December 3, 2015, the Company issued 1,000,000 shares of its Restricted Common Shares at $0.01 per share for $10,000.

On December 18, 2015, the Company voided the October 27, 2015 Consulting Agreement at the request of the Consultant. The original stock certificate was retired by the Company's transfer agent on May 16, 2016.

6. RELATED PARTY TRANSACTIONS

As of December 31, 2015 and 2014, $95,859 and $599,287 respectively is due to Company officers for unpaid expenses and fees.

On March 5, 2013, the Company borrowed $4,850 in a non-interest bearing loan from a firm controlled by the Chairman of the Board.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


6. RELATED PARTY TRANSACTIONS (continued)

On October 1, 2013, a previously classified Related Party whom the Company owes $22,000 in a non-interest bearing loan is no longer deemed a Related Party (see
Note 9 "Non-Interest Bearing Loans"), since the party ceased to be involved in any and all of the Company's business affairs.

On January 31, 2014, the Chairman signed a Debt Settlement Agreement, converting $50,000, respectively of unpaid expenses and loans into 1,250,000 Restricted Common shares (see Note 5 Stockholders' Equity") at $0.04 per share.

On November 17, 2014, the Chairman assumed an interest-bearing loan of $28,647.08 from a Non-Related Party.

January 6, 2015, the Company entered into a Debt Settlement Agreement with its Chairman, whereby the Company issued 20 million shares of its Restricted Common shares at $0.01 per share, in exchange for $200,000 of debt by the Company.

January 27, 2015, the Company entered into a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6.5 million Restricted Common shares at $0.03 per share, the closing price of its freely-traded shares being $0.025, in exchange for $195,000 of accounts payable owed by the Company.

On April 21, 2015, the Company issued 1,100,000 Restricted Common shares at $0.03 per share, pursuant to a Debt
Settlement Agreement with Aruba Capital Management, Inc., a related-party, in exchange for $33,000 of accounts payable owed by the Company for expenses paid on its behalf.

The amounts of all expenses paid on behalf of the Company by Officers/Directors and non-interest bearing loans outstanding at December 31, 2015 and December 31, 2014, respectively, are to Related Parties and are all unsecured.

                                                 December 31,      December 31,
                                                    2015              2014
                                                  --------          --------

Unpaid expenses and fees to Officers/Directors    $ 95,859          $599,287
                                                  --------          --------
Non-interest and interest bearing loans to
 Related Parties:
   Chairman Of Board and Officer                  $     --          $ 33,800
                                                  ========          ========

7. STOCK OPTIONS

At December 31, 2015 and 2014, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

8. ADVERTISING

The Company expenses its advertising, which includes investor relations services, as General and Administrative expenses, as incurred. The Company incurred $ 3,874 and $6,425 as of December 31, 2015 and 2014, respectively.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


9.  NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a former related party loaned the Company $27,000 in non-interest bearing loans of which $22,000 are outstanding as of December 31, 2015 and 2014.

The amounts of all non-interest bearing loans outstanding at December 31, 2015 and December 31, 2014, respectively are unsecured (see Note 6, "Related Party Transactions") follows:

                                                 December 31,      December 31,
                                                    2015              2014
                                                  --------          --------
Non-interest bearing to Loans:
  Non-Officer/Director                            $ 22,000          $ 22,000
  Chairman Of Board and Officer                         --             4,850
                                                  --------          --------
      Total                                       $ 22,000          $ 26,850
                                                  ========          ========

10.  INTEREST BEARING LOANS

On August 12 and 19, 2011, a nonrelated party loaned the Company $15,000, in an interest bearing Promissory Note at 8% per annum and a one-time financing fee of $9,900. The loan, one-time financing fee and unpaid accrued interest is due upon the Company's receipt of equity capital from an investor group. The full amounts are unsecured and not in default. See item November 17, 2014 below.

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

On November 17, 2014, a company controlled by the Chairman assumed an interest-bearing loan, with principal and cumulative accrued interest totaling $28,647.08 from a Non-Related Party (see Note 6 "Related Party Transactions).

The amounts of all interest bearing loans outstanding at December 31, 2015 and 2014, respectively, are not in default, are not secured and accrued interest has been recorded in the respective years, follows:

                                                  December 31,      December 31,
                                                     2015              2014
                                                   --------          --------

Interest bearing to Related and
Non-Related Parties:
  Related Party - principal                        $     --          $ 24,900
                cumulative interest accrued              --             4,049
  Non-Related Party - principal                      50,000            50,000
                    cumulative interest accrued       9,863             4,931
                                                   --------          --------
      Total                                        $ 59,863          $ 83,881
                                                   ========          ========

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


11. ARUBA BRANDS CORP. STOCK PURCHASE AGREEMENT

On September 18, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with Aruba Brands Corp ("Aruba"), whereby Aruba would acquire for $1.5 million, 19.9% in Restricted Common shares, based upon the total of the Company's issued and outstanding shares upon completion of the funding of this Agreement. The Company filed a Form 8-K with the SEC on September 24, 2013. No funding occurred as of December 31, 2014 and the Company deems the transaction terminated.

12. STOCK PURCHASE AGREEMENT

On April 3, 2014, the Company approved and signed a Stock Purchase Agreement dated March 24, 2014 with an investor group for a total amount of $10 million. For $5 million of the total, the investor will receive Restricted Common shares equal to forty percent (40%) of the total number of Common shares issued and outstanding on the date of funding and the investor would loan the Company $5 million at 6%, to be paid over a period of years, with a payment grace period of interest and principal until January 1, 2016. The Company filed a Form 8-K with the SEC on April 14, 2014. No funding was received as of December 31, 2014 and the Company deems the transaction terminated.

13. ACQUISITION OF INTERNET SEARCH AND SHARE ENGINE

On February 11, 2015, the Company completed an Asset Purchase Agreement to acquire certain intellectual property associated with a proprietary social network technology the Company intends to use to launch certain web and mobile applications targeting the online search, save and share community. As consideration, the Company has agreed to pay the seller 10% of all future advertising revenues, collected from its search, save and share website, up to a maximum of $4 million. (See Note 4).

14.  SUBSEQUENT EVENTS

On February 1, 2016, the Company initially entered into two Consulting Agreements for investor relations, corporate image and business strategy and issued a total of 2,000,000 Restricted Common shares and agreed to a monthly fee, modified to one Consulting Agreement, for a term of six months with the monthly fee to be paid upon the Company receiving an infusion of capital not expected until the fourth quarter.

On May 25, 2016, the Board Of Directors approved the issuance of up to 20,000,000 Restricted Common shares at $0.01 per share ($200,000) plus participation in a Revenue Sharing Agreement of $0.02 for each $1.00 of advertising revenue the Company receives for a period of thirty-six months after the effective date as defined in the Revenue Sharing Agreement. The payment of the Revenue Sharing is earned on a pro-rata basis, based on the portion each investor makes towards the $200,000 total investment. Based on the full $200,000 being received from investors, if an investor invests $20,000 (10% of the $200,000 total investment), such investor will receive 10% of $0.02 ($0.002) for each dollar of advertising revenue the Company receives over the thirty-six month period. The following five (5) investments have been received by the Company pursuant to the Investment and Revenue Sharing Agreement Document:

1. On July 26, 2016, the Company received an investment of $37,500 and issued 3,750,000 Restricted Common shares at $0.01 per share. The certificate was issued on August 30, 2016.

                                  SNOOGOO CORP.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


14. SUBSEQUENT EVENTS (continued)

2. On August 5, 2016, the Company received two investments - one for $15,000, one for $36,000 and issued 1,500,000 and 3,600,000 Restricted Common shares respectively at $0.01 per share on August 30, 2016.

3. On September 5, 2016, the Company received an investment of $3,750 and issued 375,000 Restricted Common shares at $0.01 per share on September 9, 2016.

4. On September 20, 2016, the Company received an investment of $20,000 and issued 2,000,000 Restricted Common shares at $0.01 per share. The certificate was issued on October 19, 2016.

5. On September 28, 2016, the Company received an investment of $10,000 and issued 1,000,000 Restricted Common shares at $0.01 per share. The certificate was issued on October 19, 2016.

On August 31, 2016, the Company signed a Debt Settlement Agreement with a non-related party issuing 2,000,000 Restricted Common shares at $0.01 per share on September 6, 2016, in exchange for $20,000 of payables owed to the recipient.

On August 31, 2016, the Company signed a Debt Settlement Agreement with a non-related party issuing 3,000,000 Restricted Common shares at $0.01 per share on September 6, 2016, in exchange for $30,000 of payables owed to the recipient.

On September 1, 2016, the Company signed a Consulting Agreement and issued 4,000,000 Restricted Common shares at $0.01 per share on September 6, 2016.

On September 6, 2016, the Company signed a Debt Settlement Agreement with a non-related party issuing 2,400,000 Restricted Common shares at $0.01 per share. The certificate was issued on October 19, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Snoogoo Corp., whose one year term will expire 01/12/16 or at such a time as their successor(s) shall be elected and qualified are as follows:

 Name              Age      Position           Date First Elected   Term Expires
 ----              ---      --------           ------------------   ------------
Terry W Neild       75    Chairman, President   1/12/10 (Appointed)    01/12/17
                          & Secretary

Martin Nason        71    Interim CFO           1/31/14 (Appointed)    01/12/17

Richard Truelick    75    Director              4/17/13 (Appointed)    01/12/17

Dr. Scott Campbell  56    Director              4/17/13 (Appointed)    01/12/17

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

Mr. Martin Nason, age 71, has over 35 years experience as a Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer with financial, operating, strategic, planning, manufacturing, marketing, and distribution experience, mostly with high growth domestic and international private and publically-owned companies. Mr. Nason was founder and former Director of a California Regional Bank and was Senior Executive Vice-President and Chief Operating Officer of Vidal Sassoon, Inc., a $165 million international hair care and cosmetics company sold in 1983 to Richardson-Vicks, Inc., now a division of Proctor and Gamble. He was Chief Financial Officer of WCT Communications, a switch-based long distance company which grew to $150 million in sales and was sold to Frontier Corp. (formerly Rochester Telephone) in 1995. Mr. Nason has taken several companies public and consulted for a variety of consumer products companies.

Mr. Terry Neild, age 75, was previously President and CEO of Clearly Canadian Beverage Corporation and Jolt Beverages Corporation, both successful retail specialty beverage and bottled water companies. Throughout his 35-year career as a business leader and innovator, Mr. Neild has built a depth of proven entrepreneurial skills in a variety of industries. He has guided the development of several start-up companies; bringing them to a substantial success. Mr. Neild, who is a Certified Management Accountant, has held senior financial positions in Fortune 500 companies.

Mr. Truelick, age 75, is a certified CPA who is the President and founder of Truelick Associates, an Independent Merger Intermediary and Investor. Mr. Truelick's experience includes performing financial analysis, research, and transaction negotiations with an emphasis on mergers and acquisitions. Over the past forty years Mr. Truelick has consummated over a hundred transactions involving mergers, acquisitions, and related business agreements.

Dr. Campbell, age 56,is the President & founder of Campbell and Company Financial Group, Inc. ("CCFG") a full-service accounting firm with its primary focus on the hospitality industry. Over the past 25 years CCFG Inc. has developed proprietary financial models specifically designed for the restaurant/bar industry. In addition to private accounting CCFG Inc. prepares filings for many public companies and serves as an Officer and Director of some.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                      Non-Equity   Nonqualified
                                                                      Incentive     Deferred       All
 Name and                                                               Plan         Compen-      Other
 Principal                                      Stock       Option     Compen-       sation       Compen-
 Position          Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------       ----   ------     -----      ------      ------     ------       --------      ------     ------
Terry Neild        2015     0         0           0            0          0            0             0         0

Martin Nason       2015     0         0           0            0          0            0             0         0

Robert Truelick    2015     0         0           0            0          0            0             0         0

Dr. Scott Campbell 2015     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Snoogoos' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

        Name and Address                    No. of            Percentage
      of Beneficial Owner (1)               Shares           of Ownership:
      -----------------------               ------           -------------

Terry W Neild - Director                   28,273,379              15%
7165 E Balford Road
Paradise Valley, AZ 85253

Martin R Nason - Officer                   21,218,000              11%
7825 N Calle Caballeros
Paradise Valley, AZ 85253

Richard Truelick                            2,315,000              1.2%
12461 North 138th Place
Scottsdale, AZ 85259

Dr. Scott Campbell                          2,550,000              1.3%
7702 East Doubletree Ranch Rd #300
Scottsdale, AZ 85258

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct holdings in the Company.

   Name and Address
 of Beneficial Owner (1)
 of more that 5% of our                     No. of            Percentage
     Common Stock                           Shares           of Ownership
     ------------                           ------           ------------

Terry W Neild                              28,273,379             15%
7165 E Balford Road
Paradise Valley, AZ 85253

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $5,000 for audit-related services during the year ending December 31, 2015.

The total fees charged to the company for audit services were $4,750 for audit-related services during the year ended December 31, 2014.

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

  101        Interactive Data Piles pursuant to Rule             Filed electronically
             405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Paradise Valley, AZ, on December 7, 2016.

Snoogoo, Corp.


/s/ Martin R Nason
-----------------------------------------
Martin R Nason,
Principal Financial Officer and Principal
Accounting Officer