Form 10-Q
period 2016-03-31
Snoogoo Corp.
filed 2017-01-25
CIK 1387998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 190,314,701 shares outstanding as of January 6, 2017.

ITEM 1. FINANCIAL STATEMENTS

                                  Snoogoo Corp
                         Formerly Casey Container Corp.
                                 Balance Sheets
                                   (Unaudited)

                                                                            As of                 As of
                                                                       March 31, 2016       December 31, 2015
                                                                       --------------       -----------------
                                     ASSETS

Current Assets
  Cash                                                                  $         80           $         80
  Prepaid Expenses                                                             5,333                     --
                                                                        ------------           ------------
      Total Current Assets                                                     5,413                     80
                                                                        ------------           ------------

      Total Assets                                                      $      5,413           $         80
                                                                        ============           ============

                                   LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Liabilities                              $    325,431           $    292,873
  Interest and Non-interest Bearing Loans From Related Parties                    --                     --
  Interest and Non-interest Bearing Loans                                     83,095                 81,863
  Due to Related Parties                                                     165,612                 95,859
                                                                        ------------           ------------

      Total Current Liabilities                                              574,138                470,595
                                                                        ------------           ------------

                              STOCKHOLDERS' EQUITY

Preferred Stock 10,000,000 authorized, par value $0.001,
 none issued and outstanding
Common Stock 1,000,000,000 authorized shares, par value $0.001
 164,989,701 and 162,989701 shares issued and outstanding at                 164,990                162,990
 March 31, 2016 and December 31, 2015
Additional Paid-in-Capital                                                 5,485,566              5,479,566
Deficit                                                                   (6,219,281)            (6,113,071)
                                                                        ------------           ------------

      Total Stockholders' Equity                                            (568,725)              (470,515)
                                                                        ------------           ------------

      Total Liabilities and Stockholders' Equity                        $      5,413           $         80
                                                                        ============           ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                                  Snoogoo Corp.
                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended       Three Months Ended
                                                    March 31, 2016           March 31, 2015
                                                    --------------           --------------
REVENUES:
  Revenues                                           $         --             $         --
                                                     ------------             ------------

      Total Revenues                                           --                       --
                                                     ------------             ------------
EXPENSES:
  Operating Expenses
    General and administrative                            104,977                  519,665
                                                     ------------             ------------

      Total Operating Expenses                            104,977                  519,665
                                                     ------------             ------------
  Other expenses
    Interest                                                1,233                    1,232
                                                     ------------             ------------

      Total Other Expenses                                  1,233                    1,232
                                                     ------------             ------------
PROVISIONAL FOR INCOME TAXES:
  Income Tax Benefit                                           --                       --
                                                     ------------             ------------

Net Income (Loss) for the period                     $   (106,210)            $   (520,897)
                                                     ============             ============

Basic and Diluted Earnings Per Common Share                 (0.00)                   (0.00)
                                                     ------------             ------------
Weighted Average number of Common Shares
 used in per share calculations                       164,286,404              138,711,301
                                                     ============             ============

                 The accompanying notes are an integral part of
                      these interim financial statements.

                                  Snoogoo Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended       Three Months Ended
                                                                            March 31, 2016           March 31, 2015
                                                                            --------------           --------------
OPERATING ACTIVITIES:
  Net Loss                                                                    $ (106,210)              $ (520,897)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Expenses paid on our behalf by Related Parties                               69,753                   55,504
     Stock issued for services to Non-Related Party                                8,000                   15,000
     Stock issued for services to Related Party                                       --                  585,000
     Accounts payables and loans due to Related Parties
      converted into stock                                                            --                  605,040
     Finance and interest charges added to loan payable                            1,232                    1,232
     Accounts payables and loans due to Non-related Party
      converted into stock                                                            --                   50,000
     Accounts payable and accrued liabilities                                     27,225                  (47,298)
                                                                              ----------               ----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                           --                  743,581
                                                                              ----------               ----------
INVESTING ACTIVITIES:
  Purchase of fixed assets                                                            --                 (158,819)
                                                                              ----------               ----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                           --                 (158,819)
                                                                              ----------               ----------
FINANCING ACTIVITIES:
  Repayment of Related party expenses paid on our behalf                              --                 (575,819)
  Non-interest bearing loan from Related Party                                        --                  (33,800)
  Repayment of loan payable                                                           --                       --
  Common stock issued and issuable for cash                                           --                   25,000
                                                                              ----------               ----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                           --                 (584,670)
                                                                              ----------               ----------

NET INCREASE (DECREASE) IN CASH                                                       --                       92
                                                                              ----------               ----------

Cash, Beginning of the Period                                                         80                       85
                                                                              ----------               ----------

CASH, END OF THE PERIOD                                                       $       80               $      177
                                                                              ==========               ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                      $       --               $       --
                                                                              ==========               ==========

  Cash paid for income taxes                                                  $       --               $       --
                                                                              ==========               ==========
NON CASH ACTIVITIES:
Expenses incurred on our behalf and loans from Related Parties exchanged for 21,000,000, 6,500,000, 6,668,000, Common shares on January 6, 2015,
 January 27, 2015, and February 11, 2015                                      $       --               $  605,040
                                                                              ==========               ==========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                                  Snoogoo Corp.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                                 March 31, 2016
                                   (Unaudited)


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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U. S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from managements' estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this March 31, 2016 Form 10-Q should be read in conjunction with information included in the December 31, 2015 Form 10-K.

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

                                  Snoogoo Corp.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                                 March 31, 2016
                                   (Unaudited)


2. GOING CONCERN

The Company incurred net losses of $6,219,281 for the period from September 26, 2006 (Date of Inception) through March 31, 2016 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to continue to sell its restricted Common shares for cash and borrow from its directors, officers, related and non-related parties, as well as reduce its cash expenses. The ability of the Company to continue as a going concern is dependent on receiving such equity capital funds for cash and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLES

The Company expensed all of its accumulated Intangibles as of December 31, 2015. During the quarter ending March 31, 2016 and year-ended December 31, 2015, the Company incurred zero costs relating to its acquisition of its new social information network technology it plans to use to launch web and mobile applications with broad global appeal (see Notes 1 "Description of
Business....." and 8 "Acquisition of Internet Search and Share Engine").

4. STOCKHOLDERS' EQUITY

At March 31, 2016 and December 31, 2015 the Company has 10,000,000 Preferred shares authorized with a par value of $0.001 per share and 1,000,000,000 Common shares authorized with a par value of $0.001 per share. At March 31, 2016 and December 31, 2015, the Company has 164,989,701 and 162,989,701 Common shares issued and outstanding respectively and no Preferred shares issued and outstanding.

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

On January 27, 2015, the Company signed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6.5 million Restricted Common shares at $0.02 per share in exchange for $195,000 of accounts payable owed. The closing price of the Company's freely-traded shares on the OTC.BB was $0.025 per share.

On February 9, 2015, the Company sold for cash of $25,000 one million Restricted Common shares at $0.025 to a non-related party. The closing price of the Company's freely-traded shares on the OTC.BB was $0.05 per share.

On February 10, 2015, the Company entered into four Consulting Agreements with non-related parties, issuing a total of 16 million shares for services at $0.05 per share.

On February 10, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of

Nevada increasing the number of its authorized Common Shares from 250,000 to 1,000,000,000.

On February 11, 2015, the Company signed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6,668,000 Restricted Common shares at $0.05 per share in exchange for $200,040 of accounts payable owed. The closing price of the Company's freely-traded shares on the OTC.BB was $0.05 per share.

                                  Snoogoo Corp.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                                 March 31, 2016
                                   (Unaudited)


4. STOCKHOLDERS' EQUITY (continued)

On February 17, 2015, the Company signed Amendments to the Agreement to Serve on the Board of Directors with its two independent Directors, whereby the Company issued 4 million shares of restricted common shares, two million shares to each director, at $0.06 per share, the closing price of the Company's freely-traded shares.

On February 1, 2016, the Company signed Consulting Agreements for Investor Relations and related services and issued 2 million shares of its Restricted Common Stock at $0.004 per share, the closing price of the Company's freely-traded shares on the OTC.BB.

5. RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015, $165,612 and $95,859 respectively was due to the Company's officers and Directors for unpaid expenses, fees and loans.

On January 6, 2015, the Chairman and a Company the Chairman is not a non-controlling owner, signed a Debt Settlement Agreement, converting loans of $4,850 and $28,950, respectively, into 3,380,000 Restricted Common Shares at $0.01 per share, the closing price of the freely-traded shares on the OTC.BB.

Amounts outstanding to Related Parties, at March 31, 2016 and December 31, 2015, respectively, are unsecured:

                                                  March 31,         December 31,
                                                    2016               2015
                                                  --------           --------

Unpaid expenses and fees to Officers/Directors    $165,612           $ 95,859
Non-interest bearing loans to Related Parties
  Chairman of the Board/Officer                         --                 --
                                                  --------           --------
               Total                              $     --           $     --
                                                  ========           ========

6. NON-INTEREST BEARING LOANS

On January 28, 2011 and February 3, 2012, Auspice Capital, a non-related party (formerly a related party), loaned the Company a total of $27,000 in non-interest bearing loans of which $22,000 is outstanding as of March 31, 2016 and December 31, 2015.

The amounts of all non-interest bearing loans outstanding at March 31, 2016 and December 31, 2015, respectively, are as follows:

                                                  March 31,         December 31,
                                                    2016               2015
                                                  --------           --------
Total Non-interest bearing loans to a
 Non-Related Party
   Non-Officer/Director                           $ 22,000           $ 22,000
                                                  ========           ========

                                  Snoogoo Corp.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                                 March 31, 2016
                                   (Unaudited)


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

The amounts of all interest-bearing loans and accrued interest outstanding as of March 31, 2016 and December 31, 2015, respectively, follow:

                                                  March 31,         December 31,
                                                    2016               2015
                                                  --------           --------

Related Party     - principal                     $     --           $ 33,800
                    cumulative accrued interest         --                 --
Non-Related Party - principal                       50,000             50,000
                    cumulative accrued interest     11,096              9,863
                                                  --------           --------
      Total                                       $ 61,096           $ 59,863
                                                  ========           ========

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

On February 11, 2015, the Company signed an Asset Purchase Agreement to acquire certain intellectual property of the above referenced internet search and share engine. The agreed consideration of $4 million is to be paid at the rate of 10% of all future advertising revenue collected from the re-branded search and share website as operated by the Seller.

                                  Snoogoo Corp.
                        (formerly Casey Container Corp.)
                        Notes to the Financial Statements
                                 March 31, 2016
                                   (Unaudited)


9. SUBSEQUENT EVENTS

On May 25, 2016, the Board Of Directors approved the issuance of up to 20,000,000 Restricted Common shares at $0.01 per share ($200,000) plus participation in a Revenue Sharing Agreement of $0.02 for each $1.00 of advertising revenue the Company receives for a period of thirty-six months after the effective date as defined in the Revenue Sharing Agreement. The payment of the Revenue Sharing is earned on a pro-rata basis, based on the proportion each investor makes towards the $200,000 total investment. Based on the full $200,000 being received from investors, if an investor invests $20,000 (10% of the $200,000 total investment), such investor would receive 10% of $0.02 ($0.002) for each dollar of advertising revenue the Company receives over the thirty-six months period. The following six (6) investments have been received by the Company pursuant to the Investment and Revenue Sharing Agreement Document:

On July 26, 2016, the Company received an investment of $37,500 and issued 3,750,000 Restricted Common shares at $0.01 per share. The certificate was issued on August 30, 2016.

On August 5, 2016, the Company received two investments - one for $15,000 and one for $36,000 and issued 1,500,000 and 3,600,000 Restricted Common shares respectively at $0.01 per share.

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

On November 4 and December 6, the Company received a total investment of $17,000 and issued 1,700,000 Restricted Common shares at $0.01 per share. The Certificate was issued on December 28, 2016.

DEBT SETTLEMENT AGREEMENTS WITH NON-RELATED PARTIES:

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

We incurred operating expenses of $104,977 and $519,665 for the three-month periods ended March 31, 2016 and 2015, respectively. These expenses consisted primarily of general and administrative expenses. The operating expenses for the three month period ending March 31, 2016 is much less compared to the same three month ending March 31, 2015 primarily due to much lower stock issuances for consulting services. Interest expense was $1,232 and $1,232 for the comparable Three-month periods ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, we had cash on hand of $80 and $80 respectively. Our total assets at March 31, 2016 and December 31, 2015 are $5,413 and $80. Our liabilities were $574,138 and $470,595, respectively.

As of March 31, 2016, we had an accumulated deficit from inception of $6,219,281.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2016.

                    Balance Sheet Data:            3/31/16
                    -------------------           ---------

                    Cash                          $      80
                    Total assets                  $   5,413
                    Total liabilities             $ 574,138
                    Shareholders' equity          $(568,725)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to raise additional equity cash and/or loans and generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $80 cash on hand. We don't believe we can meet our cash needs for the next twelve months without additional loans and/or equity infusions.

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

We have not generated any income since inception, and for the three months ended March 31, 2016 and 2015 we incurred a net loss of $106,210 and $520,897, respectively.

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

 101         Interactive Data Files pursuant to Rule            Filed electronically
             405  of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 25, 2017.

                                     SNOOGOO CORP.


                                     /s/ Martin R Nason
                                     ----------------------------------
                                     Martin R Nason,
                                     Principal Financial Officer and
                                     Principal Accounting Officer