Form 10-K
period 2016-12-31
Snoogoo Corp.
filed 2022-08-02
CIK 1387998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-140445

Snoogoo Corp.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	20-5619324
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8900 East Pinnacle Peak Road Suite 207B Scottsdale, AZ 85255
(Address of principal executive offices, including zip code.)

(877) 745-5547
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company ☒ (Do not check if a smaller reporting company) Emerging growth company ☐

If emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

The aggregate market value of the issuer’s voting and non-voting common equity stock held as of June 30, 2016 by non-affiliates of the issuer was $3,489,224 based on the closing price of the registrant’s common stock on such date.

As of August 2, 2022 there were 201,864,701 shares of $.001 par value common stock issued and outstanding.

SNOOGOO CORP.
TABLE OF CONTENTS

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements. These statements relate to future events or our future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms “we,” “us,” “company,” “our” and “Snoogoo” mean Snoogoo Corp.

PART I

ITEM 1. BUSINESS.

Snoogoo Corp. a Nevada corporation formerly known as Casey Container Corp., was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit.  In September 2008, we ceased our exploration activities and, in November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure® technology.

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

In January 2015 the Company ended its Additive Supply and License Agreement with Bio-Tec Environmental.  On February 11, 2015 the Company entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it planned to use in order to launch web and mobile applications with broad global appeal. The technology represented a breakthrough in common information networks by allowing individuals and groups to search, bookmark and share all forms of digital content, both privately and publicly, based on their own or shared interests.

In January 2016 the Company ended its pursuit of its acquisition of a new social information network technology.  The Company is currently seeking to acquire a company either active in the green energy sector or one whose focus is on an aspect of sustainability.

The implementation of our business objectives is wholly contingent upon the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to affect our growth potential.

We are currently considered a "shell" company inasmuch for the period ending December 31, 2016 we did not generate revenues, did not own an operating business, had no employees and no material assets.

Employees

As of December 31, 2016 our corporate officers were our only employees.

Legal Proceedings

We are currently not involved, nor have any knowledge of any current or proposed legal proceedings or claims against the Company.

Properties and Facilities

We currently utilize space for no charge, at 8900 East Pinnacle Peak Road, Suite 207B, Scottsdale, AZ 85255.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal business address is 8900 East Pinnacle Peak Road, Suite 207B, Scottsdale, AZ 85255. The office space we are occupying is being provided to us at no cost to the company by our CEO and we expect this arrangement to continue until our operations require expansion. The facilities include an answering machine, a fax machine, computer and office equipment and the value of the office space and the peripherals is considered to be de minimis.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is traded on the OTC Pink tier of the OTC Markets Group, Inc. under the ticker symbol “SGOO”. To date, there has not been an active trading market.

Shareholders of Record

As of December 31, 2016 we had 190,314,701 shares of common stock issued and outstanding and there were 169 certificate holders of record of our common stock.

Dividends

As of the date of this Annual Report on Form 10-K, we have not paid any cash dividends to stockholders. The declaration of any future cash dividends will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, the general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Issuer Purchases of Equity Securities

We did not, nor did any affiliated purchaser make any repurchases of our securities during the year ended December 31, 2016.

Transfer Agent:

The company has retained Pacific Stock Transfer Co. located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains “forward-looking statements” that provide our current expectations or forecasts of future events. These statements can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

OVERVIEW

Snoogoo Corp. a Nevada corporation formerly known as Casey Container Corp., was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit.  In September 2008, we ceased our exploration activities and, in November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure® technology.

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

In January 2015 the Company ended its Additive Supply and License Agreement with Bio-Tec Environmental.  On February 11, 2015 the Company entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it planned to use in order to launch web and mobile applications with broad global appeal. The technology represented a breakthrough in common information networks by allowing individuals and groups to search, bookmark and share all forms of digital content, both privately and publicly, based on their own or shared interests.

In January 2016 the Company ended its pursuit of its acquisition of a new social information network technology.  The Company is currently seeking to acquire a company either active in the green energy sector or one whose focus is on an aspect of sustainability.

We are currently considered a "shell" company inasmuch for the period ending December 31, 2016 we did not generate revenues, did not own an operating business and had no employees and no material assets.

Results of Operations for The Years Ending December 31, 2016 and December 31, 2015

Revenue and operating expenses

For the years ended December 31, 2016 and 2015 we generated no revenue. However, in the year ended December 31, 2016 we wrote off $219,206 of Accounts Payable recognized as a reduction of G&A expenses, representing old bills issued by a previous employee for services, expenses and car allowances that were forgiven, bills in the amount of $50,000 from 2012 related to old business endeavors that never came into fruition as well as an old invoice from 2013 in the amount of $62,800 from a consulting firm that was defunct and whose services were deemed to have no value.

For the years ended December 31, 2016 and 2015 we incurred operating expenses of $277,709 and $1,575,358, respectively.  We incurred no interest expense in either year. At the end of 2015 it was determined that the social network technology under development was not viable and the asset, Website Technology in the amount of $337,855 was impaired and written off.  In addition, there were expenses in the amount of $916,540 incurred which were related to the software development, including such items as programmer fees, internet and website expenses as well as marketing consulting fees that were no longer necessary in 2016 thereby accounting for the decrease in operating costs going forward.  Finally, at the end of 2015 there was a loss in the settlement of debt in the amount of $164,860 which was recorded as Other Expenses.

Net Loss

For the years ended December 31, 2016 and 2015 we incurred losses of $(277,709) and $(1,575,358), respectively.  At December 31, 2016 the weighted average number of common shares outstanding was 174,373,034 and the loss per share was $0.00.  At December 31, 2015 the weighted average number of common shares outstanding was 154,347,356 and the loss per share was $(0.01).

Liquidity

For the years ended December 31, 2016 and 2015 we incurred net losses of $(277,709) and $(1,575,358) respectively.  As of December 31, 2016 and 2015 we had cash in the amount of $0 and $80, respectively and current liabilities of $506,175 and $470,595, respectively. During the year ended December 31, 2016 we raised $139,250 resulting from the sale of our Restricted common stock and received $138,379 in support from Related Parties, and, during the year ended December 31, 2015 we raised $84,500 resulting from the sale of our Restricted common stock. We will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and from other sources to acquire an existing and operating company which has a positive cash flow.  This may have the effect of diluting the holdings of existing shareholders.

The Company has no current arrangements with respect to, or sources of, such additional funding and we do not anticipate that existing shareholders will provide any portion of our future financing requirements. However, as of December 31, 2016 the Company is not operating and will therefore incur minimal expenses while seeking an acquisition, most of which will be related to SEC compliance. The source of funds to maintain said compliance will be provided by additional sales of common stock and capital contributions from related parties.

No assurance can be given that additional funding will be available when needed or that such financing will be available on terms acceptable to the Company.  If adequate funds are not available, we may be required to halt our acquisition search.  This would have a material adverse effect on the Company.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2016 and 2015 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit as of December 31, 2016 and 2015 of approximately $6.4 million and approximately $6.1 million, respectively.  Based upon current operating levels we will be required to obtain additional capital in order to sustain our operations which mainly consist of searching for an acquisition candidate as well as meeting our compliance requirements with the SEC. We will obtain these funds via sales of stock and loans.  However, in order to be an on-going business we are aware of the importance of finding an operating company to acquire as soon as possible.

Critical Accounting Policies and Use of Estimates

Our Critical Accounting Policies are enumerated in Note 2 of our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2016 and 2015 we did not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Snoogoo Corp.

Paradise Valley, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Snoogoo Corp. (the “Company”) as of December 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. The financial statements for the year ended December 31, 2015 were audited by a predecessor auditor whose report was dated December 7, 2016 and was modified as to a going concern. The predecessor auditor has ceased operations. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SEMPLE, MARCHAL & COOPER, LLP

We have served as the Company's auditor since 2021

Phoenix, Arizona

August 2, 2022

SNOOGOO CORP.
Balance Sheets

	As Of	As Of
	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$-	$80
Prepaid Expenses	10,400	-
Total Assets	10,400	80

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$22	$292,873
Accrued liabilities	30,893	-
Due to Related Parties	475,260	177,722
Total Current Liabilities	506,175	470,595
Total Liabilities	506,175	470,595

Stockholder's Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 190,314,701 and 162,989,701 shares issued and outstanding at December 31, 2016 and 2015 respectively	190,315	162,990
Additional paid-in-capital	5,704,690	5,479,566
Accumulated deficit	(6,390,780)	(6,113,071)
Total Stockholder's Deficit	(495,775)	(470,515)
Total Liabilities and Stockholder's Equity (Deficit)	$10,400	$80

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.
Statements of Operations

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenues	$-	$-

Operating Expenses
General and administrative	277,709	1,405,566
Total operating expenses	277,709	1,405,566
Loss from operations	(277,709)	(1,405,556)

Other Expenses	-	169,792

Net Loss	$(277,709)	$(1,575,358)

Basic and diluted loss per share	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	174,373,034	154,347,356

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2016 and 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance December 31, 2014	94,771,701	$ 94,772	$ 3,560,384	$ (4,537,713)	$ (882,557)

Stock issued at $.012 per share for debt settlement agreement on January 6, 2015	26,000,000	26,000	286,000	-	312,000
Stock issued at $.025 per share for debt settlement agreement on January 27, 2015	6,500,000	6,500	156,000	-	162,500
Stock issued at $.025 per share for cash on February 9, 2015	1,000,000	1,000	24,000	-	25,000
Stock issued at $.05 per share for consulting agreement on February 10, 2015	16,000,000	16,000	784,000	-	800,000
Stock issued at $.05 per share for consulting agreement on February 11, 2015	6,668,000	6,668	326,732	-	333,400
Stock issued at $.06 per share for consulting agreement on February 17, 2015	4,000,000	4,000	236,000	-	240,000
Stock issued at $.01 per share for cash on April 1, 2015	500,000	500	4,500	-	5,000
Stock issued at $.03 per share for debt settlement agreement on April 21, 2015	1,100,000	1,100	31,900	-	33,000
Stock issued at $.01 per share for cash on May 12, 2015	500,000	500	4,500	-	5,000
Stock issued at $.01 per share for cash on May 13, 2015	750,000	750	6,750	-	7,500
Stock issued at $.01 per share for cash on May 14, 2015	250,000	250	2,250	-	2,500
Stock issued at $.01 per share for cash on June 10, 2015	1,000,000	1,000	9,000	-	10,000
Stock issued at $.022 per share for debt settlement agreement on August 25, 2015	1,000,000	1,000	21,000	-	22,000
Stock issued at $.01 per share for cash on October 4, 2015	500,000	500	4,500	-	5,000
Stock issued at $.01 per share for cash on October 10, 2015	250,000	250	2,250	-	2,500
Stock issued at $.001 for consulting agreement on October 27, 2015	4,000,000	4,000	-	-	4,000
Stock issued at $.01 per share for cash on November 15, 2015	1,200,000	1,200	10,800	-	12,000
Stock issued at $.01 per share for cash on December 3, 2015	1,000,000	1,000	9,000	-	10,000
Stock cancelled per cancellation of consulting agreement on December 18, 2015	(4,000,000)	(4,000)	-	-	(4,000)
Net Loss for the Year ended December 31, 2015	-	-	-	(1,575,358)	(1,575,358)
Balance December 31, 2015	162,989,701	162,990	5,479,566	(6,113,071)	(470,515)

Stock issued at $.004 per share per consulting agreement on February 1, 2016	2,000,000	2,000	6,000	-	8,000
Stock issued at $.01 per share for cash on July 26, 2016	3,750,000	3,750	33,750	-	37,500
Stock issued at $.01 per share per cash on August 5, 2016	5,100,000	5,100	45,900	-	51,000
Stock issued at $.01 per share for debt settlement agreements on August 31, 2016	5,000,000	5,000	45,000	-	50,000
Stock issued at $.0078 per share per consulting agreement on September 1, 2016	4,000,000	4,000	27,200	-	31,200
Stock issued at $.01 per share for cash on September 5, 2016	375,000	375	3,374		3,749
Stock issued at $.01 per share for cash on September 20, 2016	2,000,000	2,000	18,000		20,000
Stock issued at $.01 per share for debt settlement agreement on September 22, 2016	2,400,000	2,400	21,600		24,000
Stock issued at $.01 per share for cash on September 28, 2016	1,000,000	1,000	9,000		10,000
Stock issued at $.01 per share for cash on November 4, 2016	800,000	800	7,200		8,000
Stock issued at $.01 per share for cash on December 6, 2016	900,000	900	8,100		9,000
Net Loss for the Year ended December 31, 2016	-	-	-	(277,709)	(277,709)
Balance December 31, 2016	190,314,701	$ 190,315	$ 5,704,690	$ (6,390,780)	$ (495,775)

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net Loss	$(277,709)	$(1,575,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payables and loans from Related Parties converted into stock	-	780,900
Finance and interest charges added to loan payable	-	4,932
Accounts payables and loans from Non-related Parties converted Into stock	-	82,000
Accounts payable and accrued liabilities	-	656,821
Advances from Related Parties	138,379	-
Net cash used in operating activities	(139,330)	(50,705)

Cash flows from financing activities:
Non-interest bearing loan from Related Party	-	(33,800)
Common stock issued and issuable for cash	139,250	84,500
Net cash provided by financing activities	139,250	50,700
Net increase (decrease) in cash	$(80)	$(5)

Cash, Beginning of the Period	$80	$85

Cash, End of the Period	$-	$80

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash, Investing and Financing Activities:

In 2015, expenses incurred on our behalf and loans from Related Parties exchanged for 26,000,000, 6,500,000, 6,668,000 and 1,100,000 of common shares on January 6, 2015, January 27, 2015, February 11, 2015 and April 21, 2015 totaled $780,900.

In 2016, we had Financing from Related Parties in the amount of $138,379 and Conversions of Obligations to Stock in the amount of $113,200.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Plan of Business

Snoogoo Corp. (originally Sawadee Ventures, Inc. and then Casey Container Corp.) was incorporated under the laws of the State of Nevada on September 26, 2006 (the “Company” or “Snoogoo Corp.”) and was originally formed to engage in the acquisition, exploration and development of natural resource properties.  In 2015 the Company changed its business direction and entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it planned to use in order to launch web and mobile applications with broad global appeal. In 2016 the Company abandoned the concept due to difficulties with the seller in completing the asset purchase and is currently seeking to acquire a company in either the green energy industry or one with a focus on a strong sustainability program.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating expenses and the cost of an acquisition and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding and believes that it will be successful in its capital formation and planned operating activities. However, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  From December 31, 2015 through December 31, 2016 the Company had no potentially dilutive securities. The basic and diluted net loss per share in December 31, 2016 and 2015 was $0.00 and $(0.01), respectively. The net loss for December 31, 2016 and 2015 was $(277,709) and $(1,575,358), respectively. For the years ended December 31, 2016 and 2015, the weighted average number of common shares outstanding, basic and diluted were 174,373,034 and 154,347,356, respectively.

Income Taxes

The Company accounts for its income taxes pursuant to FASB ASC Topic 740, Income Taxes by recognizing deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (cont’d)

As of December 31, 2016 and 2015 the Company has net operating loss carryovers of approximately $4.9 million and approximately $4.7 million, respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

	December 31, 2016	December 31, 2015

Net operating loss carryovers	$4.9MM	$4.7MM

Effective tax deferred asset (30% tax rate)	$1,496,093	$1,412,780
Impairment of tax deferred asset	$(1,496,093)	$(1,412,780)

Net tax deferred asset	$0	$0

The 2016 and 2015 tax benefits would have been approximately $83,000 and $51,000, respectively, however they had been fully reserved in their current years.

Revenue Recognition

The Company recognizes revenue utilizing the five principles of ASC 606.  They are: (1) Identify the contract with a customer; (2) Identify the Performance Obligation in the contract; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize Revenue. There was no revenue in the years ended December 31, 2016 or 2015.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2016 and 2015 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. For the years ended December 31, 2016 and 2015 we incurred net losses of $(277,709) and $(1,575,358), respectively. As of December 31, 2016 and 2015 we had cash in the amount of $0 and $80, respectively and current liabilities of $506,175 and $470,595, respectively. We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit of approximately $6.4 million as of December 31, 2016.  Based upon current operating levels these losses combined with our current liabilities cast significant doubt on the company’s ability to operate as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from officers and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Property and Equipment

As of December 31, 2016 and 2015 the Company did not own any physical plant and/or equipment.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Intangibles

The Company’s accounting policy for Long-Lived Assets requires it to review, on a regular basis, for facts and circumstances that may suggest impairment. Software development costs totaling $337,855 were recorded as an Intangible Asset during the year ended December 31, 2015. These costs were related to the development of the Company’s new social information network technology platform (search, save, and share) it intended to use to launch web and mobile applications with broad global appeal. At the end of December 31, 2015, the Company deemed these costs were impaired in their entirety as reflected on the Company’s Statements of Operations as General and Administrative expense. The Company concluded that such impairment should be recognized based on the fact that if the Company was unable to obtain the financial resources needed to execute its business plan, there was substantial doubt regarding the Company’s ability to continue as a going concern based on the Company’s cash position at year-end and the unlikelihood of recovering the investment in the Intangible Asset.

Note 6 – Related Party Transactions

As of December 31, 2016 and 2015 the total amounts due to related parties were $475,260 and $177,722, respectively and were for expenses paid on behalf of the Company and are non-interest bearing.  There are no call provisions for these loans and will be paid when the Company has sufficient funds to do so.

On January 6, 2015 the Company entered into a Debt Settlement Agreement with its Chairman whereby the Company issued 20,000,000 of its Restricted common shares at $0.01 per share, in exchange for $200,000 of debt owed him by the Company.

On January 27, 2015 the Company entered into a Debt Settlement Agreement with its CEO, President and CFO whereby the Company issued 6,500,000 of its Restricted common shares at $0.03 per share, the closing price of its freely-traded shares being $0.025, in exchange for $195,000 of accounts payable owed to them by the Company.

On April 21, 2015 the Company issued 1,100,000 of its Restricted common shares at $0.03 per share pursuant to a Debt Settlement Agreement with Aruba Capital Management, Inc., a related party, in exchange for $33,000 of accounts payable owed to it by the Company.

Note 7 – Stockholders’ Equity

As of December 31, 2016 and 2015 the Company was authorized to issue 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Total common shares issued and outstanding on December 31, 2016 and 2015 were 190,314,701 and 162,989,701, respectively and no preferred shares have been issued. There were 27,325,000 common shares issued in 2016 and 48,718,000 common shares issued in 2015. The Company does not have any stock options outstanding, nor does it have any written or oral agreements for the issuance or distribution of stock options at any point in the future.

On February 1, 2016, the Company initially entered into two Consulting Agreements for investor relations to non-related parties to advise on corporate image and business strategy and issued a total of 2,000,000 Restricted common shares as well as agreed to a monthly fee. The two Agreements were modified to one Consulting Agreement for a term of six months with the monthly fee to be paid upon the Company receiving an infusion of capital not expected until the fourth quarter. The previously issued 2,000,000 shares remain outstanding.

On July 26, 2016, the Company received an investment of $37,500 from a non-related party and issued 3,750,000 Restricted common shares at $0.01 per share.  The certificate was issued on August 30, 2016.

On August 5, 2016, the Company received two investments from non-related parties, one for $15,000, one for $36,000 and issued 1,500,000 and 3,600,000 Restricted common shares, respectively at $0.01 per share on August 30, 2016.

On August 31, 2016, the Company signed a Debt Settlement Agreement with a non-related party and issued 2,000,000 Restricted common shares at $0.01 per share on September 6, 2016, in exchange for $20,000 of payables owed to the recipient.

On August 31, 2016, the Company signed a Debt Settlement Agreement with a non-related party and issued 3,000,000 Restricted common shares at $0.01 per share on September 6, 2016, in exchange for $30,000 of payables owed to the recipient.

On September 1, 2016, the Company signed a Consulting Agreement with a non-related party and issued 4,000,000 Restricted common shares at $0.01 per share on September 6, 2016.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stockholder’s Equity (cont’d)

On September 5, 2016, the Company received an investment from a non-related party of $3,750 and issued 375,000 Restricted common shares at $0.01 per share on September 9, 2016.

On September 20, 2016, the Company received an investment from a non-related party of $20,000 and issued 2,000,000 Restricted common shares at $0.01 per share.  The certificate was issued on October 19, 2016.

On September 22, 2016, the Company signed a Debt Settlement Agreement with a non-related party and issued 2,400,000 Restricted common shares at $0.01 per share.  The certificate was issued on October 19, 2016.

On September 28, 2016, the Company received an investment from a non-related party of $10,000 and issued 1,000,000 Restricted common shares at $0.01 per share.  The certificate was issued on October 19, 2016.

On November 4, 2016 the Company received an investment from a non-related party of $8,000 and issued 800,000 Restricted common shares at $0.01 per share.

On December 6, 2016 the Company received an investment from a non-related party of $9,000 and issued 900,000 Restricted common shares at $0.01 per share.

On January 6, 2015, the Company executed three Debt Settlement Agreements, whereby the Company issued 20,000,000 of its Restricted common shares to its Chairman, 1,000,000 of its Restricted common shares to a non-officer Director and 5,000,000 of its Restricted common shares to a vendor, at $0.01 per share, the closing price of the Company's freely-traded shares being $0.012 per share, in exchange for accounts payable and loans of $200,000, $10,000 and $50,000, respectively.

On January 27, 2015, the Company executed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6,500,000 of its Restricted common shares at $0.02 per share, the closing price of the Company's freely-traded shares being $0.025 per share, in exchange for $195,000 of accounts payable owed.

On February 9, 2015, the Company sold for cash $25,000 for 1,000,000 of its Restricted common shares at $0.025 to a non-related party.  The closing price of the Company's freely-traded shares was $0.05 per share.

On February 10, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada increasing the number of its authorized Common shares from 250,000,000 to 1,000,000,000.

On February 10, 2015, the Company entered into four Consulting Agreements with non-related parties, and issued a total of 16,000,000 of its Restricted common shares at $0.05 per share, the closing price of its freely-traded shares.

On February 11, 2015, the Company signed a Debt Settlement Agreement with its CEO, President and CFO, whereby the Company issued 6,668,000 of its Restricted common shares at $0.05 per share, the closing price of the Company's freely-traded shares, in exchange for $200,040 of accounts payable owed.

On February 17, 2015, the Company signed Amendments to the Agreement to serve on the Board of Directors with its two independent Directors, whereby the Company issued 4,000,000 shares of its Restricted common shares (2,000,000 to each Director) at $0.06, the closing price of the Company's freely-traded shares.

On April 1, 2015 the Company issued 500,000 of its Restricted common shares to an unrelated party in exchange for $5,000.

On April 21, 2015, the Company issued 1,100,000 of its Restricted common shares pursuant to a Debt Settlement Agreement with Aruba Capital Management, Inc., a related party, in exchange for $33,000 of accounts payable owed by the Company for expenses paid on its behalf.

On May 12, 2015, the Company issued 500,000 of its Restricted common shares to an unrelated party in exchange for $5,000.

On May 13, 2015, the Company issued 750,000 of its Restricted common shares to an unrelated party in exchange for $7,500.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stockholder’s Equity (cont’d)

On May 14, 2015, the Company issued 250,000 of its Restricted common shares to an unrelated party in exchange for $2,500.

On June 10, 2015, the Company issued 1,000,000 of its Restricted common shares to an unrelated party in exchange for $10,000. As of June 30, 2015, the Company had received $2,500 and recorded a Subscription receivable of $7,500, which was collected in July 2015.

On August 25, 2015, the Company issued 1,000,000 of its Restricted common shares at $0.01 per share, the closing price of the Company's freely-traded shares being $0.022 per share, in settlement of $10,000 owed by the Company.

The Company recorded a net loss of $164,860 resulting from settlement of $665,040 of debt for 40,168,000 of its Restricted common shares during the nine-months ended September 30, 2015.

On October 4, 2015, the Company issued 500,000 of its Restricted common shares to an unrelated party at $0.01 per share in exchange for $5,000.

On October 10, 2015, the Company issued 250,000 of its Restricted common shares to an unrelated party at $0.01 per share in exchange for $2,500.

On October 27, 2015, the Company entered into a Consulting Agreement and issued 4,000,000 of its Restricted common shares at $0.01 per share.

On November 15, 2015, the Company issued 1,200,000 of its Restricted common shares at $0.01 per share for $12,000.

On December 3, 2015, the Company issued 1,000,000 of its Restricted common shares at $0.01 per share for $10,000.

On December 18, 2015, the Company voided the October 27, 2015 Consulting Agreement at the request of the Consultant.  The original stock certificate was retired by the Company's transfer agent on May 16, 2016.

Note 8 – Acquisition of Internet Search and Share Engine

On February 11, 2015 the Company completed an Asset Purchase Agreement to acquire certain intellectual property associated with a proprietary social network technology the Company intended to use to launch certain web and mobile applications targeting online search, save, and share community. As consideration, the Company agreed to pay the seller 10% of all future advertising revenues collected from its search, save, and share website, up to a maximum of $4,000,000. (See Note 5).

Note 9 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were filed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

               DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to a lack of segregation of duties and adequate personnel. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2016. Management concluded that additional personnel should be hired to ensure that there is adequate segregation of duties.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment.

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

We believe there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the financial statements in this Form 10-K fairly present in all material aspects our financial condition, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to a lack of segregation of duties and adequate personnel.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of December 31, 2016:

Name	Age	Position	Date First Elected	Term Expires
Terry W Neild	75	Chairman, President & Secretary	1/12/10 (Appointed)	01/12/17

Martin Nason	74	Interim CFO	1/13/14 (Appointed)	01/12/17*

Richard Truelick	75	Director	4/17/13 (Appointed)	01/12/17*

Scott Campbell	56	Director	4/17/13 (Appointed)	01/12/17**

*  Resigned on 1/7/2017

** Resigned on 10/31/2021

Terry W. Neild, Chairman, President and Secretary was appointed to the Board of Directors on January 12, 2010.  Mr. Neild was previously President and CEO of Clearly Canadian Beverage Corporation and Jolt Beverages Corporation, both successful retail specialty beverage and bottled water companies. Throughout his 50-year career as a business leader and innovator, Mr. Neild has built a depth of proven entrepreneurial skills in a variety of industries. He has guided the development of several start-up companies, bringing them to substantial successes. In addition, Mr. Neild, who is a Certified Management Accountant, has held senior financial positions in several Fortune 500 companies.

Martin Nason, Interim CFO, has over 35 years experience as a Chief Financial Officer, Chief Operating Officer and Chief Executive Officer with financial, operating, strategic, planning, manufacturing, marketing and distribution experience, mostly with high growth domestic and international private and publicly-owned companies.  Mr. Nason was founder and former Director of a California regional bank and was Senior Executive Vice President and Chief Operating Officer of Vidal Sassoon, Inc., a $165 million international hair care and cosmetics company sold in 1983 to Richardson-Vicks, Inc, now a division of Proctor and Gamble.  Additionally, he was Chief

Financial Officer of WCT Communications, a switch-based long-distance company which grew to $150 million in sales and was sold to Frontier Corp (formerly Rochester Telephone) in 1995.  Mr. Nason has taken several companies public and consulted for a variety of consumer products companies.

Richard Truelick, Director, is a CPA who is the President and founder of Truelick Associates, an independent merger intermediary and investment company.  Mr. Truelick’s experience includes performing financial analysis, research and transaction negotiations with an emphasis on mergers and acquisitions.  Over the past forty years Mr. Truelick has consummated over a hundred transactions involving mergers, acquisitions and related business agreements.

Scott Campbell, Director, is the President & founder of Campbell and Company Financial Group, Inc. (“CCFG”) a full-service accounting firm with its primary focus on the hospitality industry. Over the past 25 years CCFG Inc. has developed proprietary financial models specifically designed for the restaurant/bar industry. In addition to private accounting CCFG Inc. prepares filings for many public companies and serves as an Officer and Director of several of these companies.

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

On January 7, 2017 Martin Nason and Richard Truelick resigned from the Board of Directors and were replaced with Edward Heisler. On October 31, 2021 Scott Campbell resigned from the Board of Directors. The Company is in the process of appointing his replacement.

Committees

We do not currently maintain an audit committee, a compensation committee, a corporate governance and nominating committee, a conflicts committee or an executive committee.

Director Compensation

Directors currently do not receive any compensation.

Code of Business Conduct and Ethics

The Company has adopted a written code of business conduct and ethics that applies to our directors, officers and employees including our principal executive officer and principal accounting officer and the Board. The Company will provide, free of charge, a copy of the Company’s code of business conduct and ethics to any person, upon request and can be requested by writing to the Company at 8900 East Pinnacle Peak Road, Suite 207B, Scottsdale, AZ 85255.  We expect to adopt any amendments or waivers to the code that are required by law.

ITEM 11.  EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended December 31, 2016 and 2015.  The Company has no employment agreements with any of its officers and directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                  STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the ownership of our common stock, with respect to: (i) each person known to us to be the beneficial owner of five percent (5%) or more of the issued and outstanding shares of the Company’s common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the address for each person is our address at 8900 East Pinnacle Peak Road, Suite 207B, Scottsdale, AZ 85255.

Name and Address[1] of Beneficial Owner Number of Shares Percentage
5% or more Stockholders
Terry W. Neild, Chairman, President and Secretary 28,273,379 14%

Named Executive Officers and Directors
Martin Nason, Interim CFO 21,218,000 11%
Richard Truelick, Director 2,315,000 1.2%
Scott Campbell, Director 2,550,000 1.3%

ALL DIRECTORS AND NAMED EXECUTIVE OFFICERS AS A GROUP 27.5%

1 See address of executive officers and directors noted above the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The principal executive office and telephone number are provided by Mr. Terry Neild, Chief Executive Officer of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the aggregate fees billed for professional services rendered for the years ended December 31, 2016 and December 31, 2015.

	2016	2015
Audit fees	$16,881	$15,338
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$16,881	$15,338

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto beginning on page 10 of this Report.

2. Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Exhibit	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 5, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 5, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.	Filed electronically

ITEM 16. FORM 10-K SUMMARY.

We have elected not to include a summary pursuant to this ITEM 16.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on August 2, 2022.

Snoogoo Corp.

/s/ Terry Neild

----------------------------------

Terry Neild

Chief Executive Officer

August 2, 2022