Form 10-K
period 2017-12-31
Snoogoo Corp.
filed 2022-10-21
CIK 1387998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-140445

Snoogoo Corp.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	20-5619324
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8900 East Pinnacle Peak Road, Suite 207B Scottsdale, AZ 85255
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

The aggregate market value of the issuer’s voting and non-voting common equity stock held as of June 30, 2017 by non-affiliates of the issuer was $1,712,159 based on the closing price of the registrant’s common stock on such date.

As of October 19, 2022 there were 201,864,701 shares of $.001 par value common stock issued and outstanding.

SNOOGOO CORP.
TABLE OF CONTENTS

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

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

We are currently considered a “shell” company inasmuch for the period ending December 31, 2017 we did not generate revenues, did not own an operating business, had no employees and no material assets.

Employees

As of December 31, 2017 our corporate officers were our only employees.

Legal Proceedings

We are currently not involved, nor have any knowledge of any current or proposed legal proceedings or claims against the Company.

Properties and Facilities

We currently utilize space for no charge at 8900 East Pinnacle Peak Road, Suite 207B, Scottsdale, AZ 85255.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal business address is 8900 East Pinnacle Peak Road, Suite 207B, Scottsdale, AZ 85255. The office space we are occupying is being provided to us at no cost to the company by our CEO and we expect this arrangement to continue until our operations require expansion. The facilities include an answering machine, a fax machine, computer and office equipment and the value of the office space and the peripherals all of which are designed to be de minimis.

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

Shareholders of Record

As of December 31, 2017 we had 190,314,701 shares of common stock issued and outstanding and there were 169 certificate holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not, nor did any affiliated purchaser make any repurchases of our securities during the year ended December 31, 2017.

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

We are currently considered a "shell" company inasmuch for the period ending December 31, 2017 we did not generate revenues, did not own an operating business and had no employees and no material assets.

Results of Operations for The Years Ending December 31, 2017 and December 31, 2016

Revenue

For the years ended December 31, 2017 and 2016 we generated no revenue.

Expenses

For the years ended December 31, 2017 and 2016 we incurred operating expenses of $55,357 and $277,709, respectively.  We incurred no interest expense in either year. At the end of 2015 it was determined that the social network technology under development was not viable.  However, there were some expenses in early 2016 related to wrapping up the project that were not incurred in 2017 thus accounting for the large disparity between the total operating expenses for the years ended December 31, 2017 and 2016.

Net Loss

For the years ended December 31, 2017 and 2016 we incurred losses of $(55,357) and $(277,709), respectively. At December 31, 2017 the weighted average number of common shares outstanding was 190,314,701 and the loss per share was $0.00. At December 31, 2016 the weighted average number of common shares outstanding was 174,373,034 and the loss per share was $0.00.

Liquidity

For the years ended December 31, 2017 and 2016 we incurred net losses of $(55,357) and $(277,709), respectively.  As of December 31, 2017 and 2016 we had cash in the amount of $23 and $0, respectively and current liabilities of $551,155 and $506,175, respectively.  During the year ended December 31, 2017 we received $35,502 in support from a related party and a short-term, non-interest-bearing advance in the amount of $9,500. In 2016 we raised $139,250 resulting from the sale of our Restricted common stock and $138,379 in support from related parties.

We will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and from other sources which may have the effect of diluting the holdings of existing shareholders.

The Company has no current arrangements with respect to, or sources of, such additional funding and we do not anticipate that existing shareholders will provide any portion of our future financing requirements. However, as of December 31, 2017 the Company is not operating and will therefore incur minimal expenses while seeking an acquisition, most of which will be related to SEC compliance. The source of funds to maintain said compliance will be provided by additional sales of common stock and capital contributions from related parties.

No assurance can be given that additional funding will be available when needed or that such financing will be available on terms acceptable to the Company.  If adequate funds are not available, we may be required to halt our acquisition search.  This would have a material adverse effect on the Company.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2017 and 2016 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit as of December 31, 2017 and 2016 of approximately $6.4 million. Based upon current operating levels we will be required to obtain additional capital in order to sustain our operations which mainly consist of searching for an acquisition candidate as well as meeting our compliance requirements with the SEC. We will obtain these funds via sales of stock and loans.  However, in order to be an on-going business we are aware of the importance of finding an operating company to acquire as soon as possible.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2017 and 2016 we did not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Snoogoo Corp.

Paradise Valley, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Snoogoo Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SEMPLE, MARCHAL & COOPER, LLP

Certified Public Accountants

We have served as the Company's auditor since 2021

Phoenix, Arizona
October 20, 2022

SNOOGOO CORP.

Balance Sheets

	As Of	As Of
	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$23	$-
Prepaid Expenses	-	10,400
Total Assets	23	10,400

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$-	$22
Accrued liabilities	30,893	30,893
Due to Related Parties	510,762	475,260
Non-interest bearing loans	9,500	-
Total Current Liabilities	551,155	506,175
Total Liabilities	551,155	506,175

Stockholder's Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 190,314,701 and 190,314,701 shares issued and outstanding at December 31, 2017 and 2016 respectively	190,315	190,315
Additional paid-in-capital	5,704,690	5,704,690
Accumulated deficit	(6,446,137)	(6,390,780)
Total Stockholder's Deficit	(551,132)	(495,775)
Total Liabilities and Stockholder's Equity (Deficit)	$23	$10,400

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.

Statements of Operations

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Revenues	$-	$-

Operating Expenses
General and administrative	55,357	277,709
Total operating expenses	55,357	277,709
Loss from operations	(55,357)	(277,709)

Provision for Income Taxes:
Income Tax Benefit	-	-

Net Loss	$(55,357)	$(277,709)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	190,314,701	174,373,034

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance December 31, 2015	162,989,701	$162,990	$5,479,566	$(6,113,071)	$(470,515)

Stock issued at $.004 per share per consulting agreement on February 1, 2016	2,000,000	2,000	6,000	-	8,000
Stock issued at $.01 per share for cash on July 26, 2016	3,750,000	3,750	33,750	-	37,500
Stock issued at $.01 per share per cash on August 5, 2016	5,100,000	5,100	45,900	-	51,000
Stock issued at $.01 per share for debt settlement agreements on August 31, 2016	5,000,000	5,000	45,000	-	50,000
Stock issued at $.0078 per share per consulting agreement on September 1, 2016	4,000,000	4,000	27,200	-	31,200
Stock issued at $.01 per share for cash on September 5, 2016	375,000	375	3,374		3,749
Stock issued at $.01 per share for cash on September 20, 2016	2,000,000	2,000	18,000		20,000
Stock issued at $.01 per share for debt settlement agreement on September 22, 2016	2,400,000	2,400	21,600		24,000
Stock issued at $.01 per share for cash on September 28, 2016	1,000,000	1,000	9,000		10,000
Stock issued at $.01 per share for cash on November 4, 2016	800,000	800	7,200		8,000
Stock issued at $.01 per share for cash on December 6, 2016	900,000	900	8,100		9,000
Net Loss for the Year ended December 31, 2016	-	-	-	(277,709)	(277,709)
Balance December 31, 2016	190,314,701	190,315	5,704,690	(6,390,780)	(495,775)

No shares were issued in 2017
Net Loss for the Year ended December 31, 2017	-	-	-	(55,357)	(55,357)
Balance December 31, 2017	190,314,701	$190,315	$5,704,690	$(6,446,137)	$(551,132)

The accompanying notes are an integral part of these financial statements

SNOOGOO CORP

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net Loss	$(55,357)	$(277,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	10,400	-
Accounts payable and accrued liabilities	(22)	-
Advances from Related Parties	35,502	138,379
Net cash used in operating activities	(9,477)	(139,330)

Cash flows from financing activities:
Non-interest-bearing loans	9,500	-
Common stock issued and issuable for cash	-	139,250
Net cash provided by financing activities	9,500	139,250
Net increase (decrease) in cash	$23	$(80)

Cash, Beginning of the Period	$-	$80

Cash, End of the Period	$23	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash, Investing and Financing Activities:

In 2017 we had non-cash Financing from Related Parties in the amount of $35,502.

In 2016 we had non-cash Financing from Related Parties in the amount of $138,379 and Conversions of Obligations to Stock in the amount of $113,200.

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Plan of Business

Snoogoo Corp (originally Sawadee Ventures, Inc. and then Casey Container Corp.) was incorporated under the laws of the State of Nevada on September 26, 2006 (the “Company” or “Snoogoo Corp.”) and was originally formed to engage in the acquisition, exploration and development of natural resource properties.  In 2015 the Company changed its business direction and entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it planned to use in order to launch web and mobile applications with broad global appeal. In 2016 the Company abandoned the concept due to difficulties with the seller in completing the asset purchase and is currently seeking to acquire a company in either the green energy industry or one with a focus on a strong sustainability program.

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

Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  From December 31, 2017 and 2016 the Company had no potentially dilutive securities. The basic and diluted net loss per share in December 31, 2017 and 2016 was $0.00 and $0.00, respectively. The net loss for December 31, 2017 and 2016 was $(55,357) and $(277,709), respectively. For the years ended December 31, 2017 and 2016, the weighted average number of common shares outstanding, basic and diluted were 190,314,701 and 174,373,034, respectively.

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

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Polices (cont’d)

As of December 31, 2017 and 2016 the Company has net operating loss carryovers of approximately $5.1 million and approximately $4.9 million, respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

	December 31, 2017	December 31, 2016

Net operating loss carryovers	$5.1MM	$4.9MM

Effective tax deferred asset (30% tax rate)	$1,512,700	$1,496,093
Impairment of tax deferred asset	$(1,512,700)	$(1,496,093)

Net tax deferred asset	$0	$0

The 2017 and 2016 tax benefits would have been approximately $17,000 and approximately $83,000, respectively, however they had been fully reserved in their current years.

Revenue Recognition

The Company recognizes revenue utilizing the five principles of ASC 606.  They are: (1) Identify the contract with a customer; (2) Identify the Performance Obligation in the contract; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize Revenue.  There was no revenue in the years ended December 31, 2017 or 2016.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2017 and 2016 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. For the years ended December 31, 2017 and 2016 we incurred net losses of $(55,357) and $(277,709), respectively. As of December 31, 2017 and 2016 we had cash in the amount of $23 and $0, respectively and current liabilities of $551,155 and $506,175, respectively. We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit of approximately $6.4 million as of December 31, 2017.  Based upon current operating levels these losses combined with our current liabilities cast significant doubt on the company’s ability to operate as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from officers and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Property and Equipment

As of December 31, 2017 and 2016 the Company did not own any physical plant and/or equipment.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 – Related Party Transactions

As of December 31, 2017 and 2016 the total amounts due to related parties were $510,762 and $475,260, respectively and were for expenses paid on behalf of the Company and are non-interest bearing.  There are no call provisions for these loans and will be paid when the Company has sufficient funds to do so.  There were no shares issued to Related Parties in 2017 or 2016.

Note 6 -Non-interest-bearing Loans

The non-interest-bearing loans, in the amount of $9,500 as of December 31, 2017, represent a short-term advance from an individual, that was settled on January 24, 2018.

Note 7 – Stockholders’ Equity

As of December 31, 2017 and 2016 the Company was authorized to issue 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Total common shares issued and outstanding on December 31, 2017 and 2016 were 190,314,701 and 190,314,701, respectively and no preferred shares have been issued. There were no common shares issued in 2017 and 27,325,000 common shares were issued in 2016. The Company does not have any stock options outstanding, nor does it have any written or oral agreements for the issuance or distribution of stock options at any point in the future.

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

Note 8 – Subsequent Events

On January 16, 2018 the Company received an investment from a non-related party of $10,000 and issued 1,000,000 Restricted common shares at $0.01 per share.

On January 24, 2018 the Company signed a Debt Settlement Agreement with a non-related party and issued 950,000 Restricted common shares at $0.01 per share in exchange for a $9,500 short-term advance owed to the recipient.

On February 13, 2018 the Company signed a Consulting Agreement with a non-related party and issued 6,600,000 Restricted common shares at $0.002 per share

On April 23, 2018 the Company received an investment from a non-related party of $10,000 and issued 2,000,000 Restricted common shares at $0.005 per share.

On October 23, 2018 the Company received an investment from a non-related party of $5,000 and issued 1,000,000 Restricted common shares at $0.005 per share.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to a lack of segregation of duties and adequate personnel. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2017. Management concluded that additional personnel should be hired to ensure that there is adequate segregation of duties.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to a lack of segregation of duties and adequate personnel.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of December 31, 2017:

Name	Age	Position	Date First Elected	Term Expires
Terry W Neild	76	Chairman, President & Secretary	1/12/10 (Appointed)	01/12/22

Scott Campbell	57	CFO & Director	4/17/13 (Appointed)	01/12/22*

Edward Heisler	53	Director	1/08/17 (Appointed)	01/12/22*

* Resigned 10/31/2021; Mindi S. Osborn was appointed CFO on December 31, 2021

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

Scott Campbell, CFO and Director, is the President & founder of Campbell and Company Financial Group, Inc. (“CCFG”) a full-service accounting firm with its primary focus on the hospitality industry. Over the past 25 years CCFG Inc. has developed proprietary financial models specifically designed for the restaurant/bar industry. In addition to private accounting CCFG Inc. prepares filings for many public companies and serves as an Officer and Director of some. He resigned as CFO and from the Board of Directors on October 31, 2021.

Edward Heisler, Director, is an experienced professional with proven success in helping a diverse array of companies.  Over the past two decades, he has been responsible for helping many companies with business leadership needs.  Mr. Heisler began his career in the automotive industry working with all of Detroit’s Big Three Automakers and the UAW.  Prior to leaving the industry, he was responsible for ongoing Continuous Improvement initiatives within the Chrysler Corporation’s powertrain division, first as a UAW Rep. and then in management.  He resigned from the Board of Directors on October, 31, 2021.

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

On October 31, 2021 Scott Campbell and Edward Heisler resigned from the Board of Directors. The Company is in the process of appointing new Directors. In addition, Scott Campbell resigned as CFO on October 31, 2021 and Mindi S. Osborn was appointed CFO on December 31, 2021.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended December 31, 2017 and 2016.  The Company has no employment agreements with any of its officers and directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and Address[1] of Beneficial Owner	Number of Shares	Percentage
5% or more Stockholders
Terry W. Neild, Chairman, President and Secretary	27,893,333	13.84%

Named Executive Officers and Directors
Scott Campbell, Officer and Director	2,550,000	1.2%
Edward Heisler, Director	7,000,000	3.5%

ALL DIRECTORS AND NAMED EXECUTIVE OFFICERS AS A GROUP		18.5%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The principal executive office and telephone number are provided by Mr. Terry Neild, Chief Executive Officer of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

1 See address of executive officers and directors noted above table

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents the aggregate fees billed for professional services rendered for the years ended December 31, 2017 and 2016.

	2017	2016
Audit fees	$750	$16,881
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$750	$16,881

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

Exhibit	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the SEC on February 5, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the SEC on February 5, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically

101	Interactive Data Files pursuant to Rule 405 of Regulation S-.	Filed electronically

ITEM 16. FORM 10-K SUMMARY.

We have elected not to include a summary pursuant to this ITEM 16.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Scottsdale, AZ, on October 19, 2022.

Snoogoo Corp.

/s/ Terry Neild
Terry Neild
Chief Executive Officer
October 19, 2022