Form 10-K
period 2018-12-31
Snoogoo Corp.
filed 2022-10-21
CIK 1387998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-140445

Snoogoo Corp.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA, NV	20-5619324
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8900 East Pinnacle Peak Road Suite 207B Scottsdale, AZ 85255
(Address of principal executive offices, including zip code.)

(877) 745-5547
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the issuer’s voting and non-voting common equity stock held as June 30, 2018 by non-affiliates of the issuer was $326,843 based on the closing price of the registrant’s common stock on such date.

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

As used in this Annual Report, the terms “we,” “us,” “company,” “our” and “Snoogoo” mean Snoogoo Corp.

PART I

ITEM 1. BUSINESS.

Snoogoo Corp a Nevada corporation formerly known as Casey Container Corp., was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit.  In September 2008, we ceased our exploration activities and, in November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure® technology.

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

We are currently considered a “shell” company inasmuch for the period ending December 31, 2018 we did not generate revenues, did not own an operating business, had no employees and no material assets.

Employees

As of December 31, 2018 our corporate officers were our only employees.

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

Shareholders of Record

As of December 31, 2018 we had 201,864,701 shares of common stock issued and outstanding and there were 171 certificate holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not, nor did any affiliated purchaser make any repurchases of our securities during the year ended December 31, 2018.

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

OVERVIEW

Snoogoo Corp a Nevada corporation formerly known as Casey Container Corp., was incorporated in the State of Nevada on September 26, 2006 under the name Sawadee Ventures Inc. to engage in the acquisition, exploration and development of natural resource properties of merit.  In September 2008, we ceased our exploration activities and, in November of 2009 we entered into an Additive Supply and License Agreement with Bio-Tec Environmental, developer of the breakthrough EcoPure® technology.

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

We are currently considered a “shell” company inasmuch for the period ending December 31, 2018 we did not generate revenues, did not own an operating business and had no employees and no material assets.

Results of Operations for The Years Ending December 31, 2018 and December 31, 2017

Revenue

For the years ended December 31, 2018 and 2017 we generated no revenue.

Expenses

For the years ended December 31, 2018 and 2017 we incurred operating expenses of $18,671 and $55,357, respectively.  We incurred no interest expense in either year. The decrease in the expenses in 2018 relative to 2017 represent the discontinuation of reimbursing the officers for business expenses incurred on behalf of the company. No expenses were incurred by them for the year ended December 31, 2018.

Net Loss

For the years ended December 31, 2018 and 2017 we incurred losses of $(18,671) and $(55,357), respectively. At December 31, 2018 the weighted average number of common shares outstanding was 200,064,701 and the loss per share was $0.00. At December 31, 2017 the weighted average number of common shares outstanding was 190,314,701 and the loss per share was $0.00.

Liquidity

For the years ended December 31, 2018 and 2017 we incurred net losses of $(18,671) and $(55,357), respectively.  As of December 31, 2018 and 2017 we had cash in the amount of $1,589 and $23, respectively and current liabilities of $523,692 and $551,155, respectively.  During the year ended December 31, 2018 we raised $25,000 resulting from  the sale of our Restricted common stock and, for the year ended December 31, 2017 we received $35,502 in support from a related party and a short-term, non-interest-bearing advance in the amount of $9,500 which was settled with the issuance of 950,000 shares of our Restricted common stock on January 24, 2018.

We will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and from other sources which may have the effect of diluting the holdings of existing shareholders.

The Company has no current arrangements with respect to, or sources of, such additional funding and we do not anticipate that existing shareholders will provide any portion of our future financing requirements. However, as of December 31, 2018 the Company is not operating and will therefore incur minimal expenses while seeking an acquisition, most of which will be related to SEC compliance. The source of funds to maintain said compliance will be provided by additional sales of common stock and capital contributions and advances from related parties.

No assurance can be given that additional funding will be available when needed or that such financing will be available on terms acceptable to the Company.  If adequate funds are not available, we may be required to halt our acquisition search.  This would have a material adverse effect on the Company.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit as of December 31, 2018 of and 2017 of approximately $6.5 million and $6.4 million, respectively.  Based upon current operating levels we will be required to obtain additional capital in order to sustain our operations, which mainly consists of searching for an acquisition candidate as well as meeting our compliance requirements with the SEC. We will obtain these funds via sales of stock and loans.  However, in order to be an on-going business, we are aware of the importance of finding an operating company to acquire as soon as possible.

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

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and 2017 we did not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Snoogoo Corp.

Paradise Valley, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Snoogoo Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SEMPLE, MARCHAL & COOPER, LLP

Certified Public Accountants

We have served as the Company's auditor since 2021

Phoenix, Arizona
October 20, 2022

SNOOGOO CORP.

Balance Sheets

	As Of December 31, 2018	As Of December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$1,589	$23
Total Assets	1,589	23

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$30,893	$30,893
Due to Related Parties	492,799	510,762
Non-interest-bearing loans	-	9,500
Total Current Liabilities	523,692	551,155
Total Liabilities	523,692	551,155

Stockholder's Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 201,864,701 and 190,314,701 shares issued and outstanding at December 31, 2018 and 2017 respectively	201,865	190,315
Additional paid-in-capital	5,740,840	5,704,690
Accumulated deficit	(6,464,808)	(6,446,137)
Total Stockholder's Deficit	(522,103)	(551,132)
Total Liabilities and Stockholder's Equity (Deficit)	$1,589	$23

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.

Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Revenues	$-	$-

Operating Expenses
General and administrative	18,671	55,357
Total operating expenses	18,671	55,357
Loss from operations	(18,671)	(55,357)

Provision for Income Taxes:
Income Tax Benefit	-	-

Net Loss	$(18,671)	$(55,357)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	200,064,701	190,314,701

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance December 31, 2016	190,314,701	$190,315	$5,704,690	$(6,390,780)	$(495,775)

No shares were issued in 2017
Net Loss for the Year ended December 31, 2017	-	-	-	(55,357)	(55,357)
Balance December 31, 2017	190,314,701	190,315	5,704,690	(6,446,137)	(551,132)

Stock issued at $.01 per share for cash on January 16, 2018	1,000,000	1,000	9,000	-	10,000
Stock issued at $.01 per share for debt settlement agreement on January 24, 2018	950,000	950	8,550	-	9,500
Stock issued at $.002 per share per consulting agreement on February 13, 2018	6,600,000	6,600	6,600	-	13,200
Stock issued at $.005 per share for cash on April 23, 2018	2,000,000	2,000	8,000	-	10,000
Stock issued at $.005 per share for cash on October 23, 2018	1,000,000	1,000	4,000	-	5,000
Net Loss for the Year ended December 31, 2018	-	-	-	(18,671)	(18,671)
Balance December 31, 2018	201,864,701	$201,865	$5,740,840	$(6,464,808)	$(522,103)

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net Loss	$(18,671)	$(55,357)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Prepaid expenses	-	10,400
Accounts payable and accrued liabilities	13,200	(22)
Advances from Related Parties	-	35,502
Net cash used in operating activities	(5,471)	(9,477)

Cash flows from financing activities:
Non-interest-bearing loans		9,500
Common stock issued and issuable for cash	25,000	-
Cash paid to Related Parties	(17,963)	-
Net cash provided by financing activities	7,037	9,500
Net increase (decrease) in cash	$1,566	$23

Cash, Beginning of the Period	$23	$-

Cash, End of the Period	$1,589	$23

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash, Investing and Financing Activities:

In 2018 we had Conversions of Obligations to Stock in the amount of $22,700.

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

Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the years ended December 31, 2018 and 2017 the Company had no potentially dilutive securities. The basic and diluted net loss per share in December 31, 2018 and 2017 was $0.00 and $0.00, respectively. The net loss for December 31, 2018 and 2017 was $(18,671) and $(55,357), respectively. For the years ended December 31, 2018 and 2017, the weighted average number of common shares outstanding, basic and diluted were 200,064,701 and 190,314,701, respectively.

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

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Polices (cont’d)

As of December 31, 2018 and 2017 the Company has net operating loss carryovers of approximately $5.1 million and approximately $5.1 million, respectively, to be used to reduce future year’s taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

	December 31, 2018	December 31, 2017

Net operating loss carryovers	$ 5.1MM	$ 5.1MM

Effective tax deferred asset (30% tax rate)	$ 1,518,302	$ 1,512,700
Impairment of tax deferred asset	$ (1,518,302)	$ (1,512,700)
Net tax deferred asset	$ 0	$ 0

The 2018 and 2017 tax benefits would have been approximately $6,000 and approximately $17,000, respectively, however they had been fully reserved in their current years.

Revenue Recognition

The Company recognizes revenue utilizing the five principles of ASC 606.  They are: (1) Identify the contract with a customer; (2) Identify the Performance Obligation in the contract; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize Revenue.  There was no revenue in the years ended December 31, 2018 or 2017.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. For the years ended December 31, 2018 and 2017 we incurred net losses of $(18,671) and $(55,357), respectively. As of December 31, 2018 and 2017 we had cash in the amount of $1,589 and $23, respectively and current liabilities of $523,692 and $551,155, respectively. We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit of $6.5 million as of December 31, 2018.  Based upon current operating levels these losses combined with our current liabilities cast significant doubt on the company’s ability to operate as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from officers and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Property and Equipment

As of December 31, 2018 and 2017 the Company did not own any physical plant and/or equipment.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 – Related Party Transactions

As of December 31, 2018 and 2017 the total amounts due to related parties were $492,799 and $510,762, respectively and were for expenses paid on behalf of the Company and are non-interest bearing.  There are no call provisions for these loans and they will be paid when the Company has sufficient funds to do so. There were no shares issued to Related Parties in 2018 or 2017.

Note 6 – Non-interest-bearing Loans

The non-interest-bearing loans, in the amount of $9,500 as of December 31, 2017, represent a short-term advance from an individual and was settled on January 24, 2018 with 950,000 shares of the company’s Restricted common stock.

Note 7 – Stockholders’ Equity

As of December 31, 2018 and 2017 the Company was authorized to issue 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Total common shares issued and outstanding on December 31, 2018 and 2017 were 201,864,701 and 190,314,701, respectively and no preferred shares have been issued. There were 11,550,000 common shares issued in 2018 and no common shares issued in 2017. The Company does not have any stock options outstanding, nor does it have any written or oral agreements for the issuance or distribution of stock options at any point in the future.

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

Note 8 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were filed.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15I and 15d-15I under the Exchange Act) as of December 31, 2018, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to a lack of segregation of duties and adequate personnel. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2018. Management concluded that additional personnel should be hired to ensure that there is adequate segregation of duties.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to a lack of segregation of duties and adequate personnel.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of December 31, 2018:

Name	Age	Position	Date First Elected	Term Expires
Terry W Neild	77	Chairman, President & Secretary	1/12/10 (Appointed)	01/12/22

Scott Campbell	58	CFO & Director	4/17/13 (Appointed)	01/12/22*

Edward Heisler	54	Director	1/08/17 (Appointed)	01/12/22*

* Resigned 10/31/2021; Mindi S. Osborn was appointed CFO on December 31, 2021.

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

Edward Heisler, Director, is an experienced professional with proven success in helping a diverse array of companies. Over the past two decades, he has been responsible for helping many companies with business leadership needs. Mr. Heisler began his career in the automotive industry working with all of Detroit’s Big Three Automakers and the UAW. Prior to leaving the industry, he was responsible for ongoing Continuous Improvement initiatives within the Chrysler Corporation’s powertrain division, first as a UAW Rep. and then in management. He resigned from the Board of Directors on October 31, 2021.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended December 31, 2018 and 2017.  The Company has no employment agreements with any of its officers and directors.

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

Name and Address[1] of Beneficial Owner 5% or more Stockholders	Number of Shares	Percentage

Terry W. Neild, Chairman, President and Secretary	27,893,333	13.8%

Named Executive Officers and Directors
Scott Campbell, Officer and Director	2,550,000	1.2%
Edward Heisler, Director	7,000,000	3.5%

ALL DIRECTORS AND NAMED EXECUTIVE OFFICERS AS A GROUP		18.5%

1 See address of executive officers and directors noted above table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The principal executive office and telephone number are provided by Mr. Terry Neild, Chief Executive Officer of the corporation, on a rent-free basis. Mr. Neild will also not receive any interest on any funds that he may advance to us for operating expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents the aggregate fees billed for professional services rendered for the years ended December 31, 2018 and 2017.

	2018	2017
Audit fees	$0	$750
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$0	$750

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

Exhibit	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 5, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 5, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically

101	Interactive Data Piles pursuant to Rule 405 of Regulation S-T.	Filed electronically

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

Snoogoo, Corp.

/s/ Terry Neild
Terry Neild
Chief Executive Officer
October 19, 2022