Form 10-K
period 2020-12-31
Snoogoo Corp.
filed 2022-10-21
CIK 1387998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

The aggregate market value of the issuer’s voting and non-voting common equity stock held as of June 30, 2020 by non-affiliates of the issuer was $1,627,772 based on the closing price of the registrant’s common stock on such date.

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

We are currently considered a "shell" company inasmuch for the period ending December 31, 2020 we did not generate revenues, did not own an operating business, had no employees and no material assets.

Employees

As of December 31, 2020 our corporate officers were our only employees.

Legal Proceedings

We are currently not involved, nor have any knowledge of any current or proposed legal proceedings or claims against the Company.

Properties and Facilities

We currently utilize space for no charge, at 8900 East Pinnacle Peak Road, Suite 207B, Scottsdale, AZ 85255.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Shareholders of Record

As of December 31, 2020 we had 201,864,701 shares of common stock issued and outstanding and there were 171 certificate holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not, nor did any affiliated purchaser make any repurchases of our securities during the year ended December 31, 2020.

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

We are currently considered a "shell" company inasmuch for the period ending December 31, 2020 we did not generate revenues, did not own an operating business and had no employees and no material assets.

Results of Operations for The Years Ending December 31, 2020 and December 31, 2019

Revenue

For the years ended December 31, 2020 and 2019 we generated no revenue.

Expenses

For the years ended December 31, 2020 and 2019 we incurred operating expenses of $0 and $1,116, respectively.  We incurred no interest expense in either year.

Net Loss

For the years ended December 31, 2020 and 2019 we incurred losses of $0 and $(1,116), respectively. At December 31, 2020 the weighted average number of common shares outstanding was 201,864,701 and the loss per share was $0.00. At December 31, 2019 the weighted average number of common shares outstanding was 201,864,701 and the loss per share was $0.00.

Liquidity

For the years ended December 31, 2020 and 2019 we incurred net losses of $0 and $(1,116), respectively.  As of December 31, 2020 and 2019 we had cash in the amount of $37 and $37, respectively and current liabilities of $523,255 and $523,255, respectively. During the years ended December 31, 2020 and 2019 we had no cash contributions.

We will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and from other sources which may have the effect of diluting the holdings of existing shareholders.

The Company has no current arrangements with respect to, or sources of, such additional funding and we do not anticipate that existing shareholders will provide any portion of our future financing requirements. However, as of December 31, 2020 the Company is not operating and will therefore incur minimal expenses while seeking an acquisition, most of which will be related to SEC compliance. The source of funds to maintain said compliance will be provided by additional sales of common stock and capital contributions and advances from related parties.

No assurance can be given that additional funding will be available when needed or that such financing will be available on terms acceptable to the Company.  If adequate funds are not available, we may be required to halt our acquisition search.  This would have a material adverse effect on the Company.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2020 and 2019 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern.  We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit as of December 31, 2020 of $6.5 million.  Based upon current operating levels we will be required to obtain additional capital for 2021 in order to sustain our operations, which mainly consists of searching for an acquisition candidate as well as meeting our compliance requirements with the SEC. We will obtain these funds via sales of stock and loans. However, in order to be an on-going business, we are aware of the importance of finding an operating company to acquire as soon as possible.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2020 and 2019 we did not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Snoogoo Corp.

Paradise Valley, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Snoogoo Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ SEMPLE, MARCHAL & COOPER, LLP

Certified Public Accountants

We have served as the Company's auditor since 2021

Phoenix, Arizona
October 20, 2022

SNOOGOO CORP.
Balance Sheets

	As Of	As Of
	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$37	$37
Total Assets	37	37

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$30,393	$30,393
Due to Related Parties	492,863	492,863
Total Current Liabilities	523,256	523,256
Total Liabilities	523,256	523,256

Stockholder's Equity (Deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 201,864,701 and 201,864,701 shares issued and outstanding at December 31, 2020 and 2019 respectively	201,865	201,865
Additional paid-in-capital	5,740,840	5,740,840
Accumulated deficit	(6,465,924)	(6,465,924)
Total Stockholder's Deficit	(523,219)	(523,219)
Total Liabilities and Stockholder's Equity (Deficit)	$37	$37

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.
Statements of Operations

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Revenues	$-	$-

Operating Expenses
General and administrative	-	1,116
Total operating expenses	-	1,116
Loss from operations	-	(1,116)

Provision for Income Taxes:
Income Tax Benefit	-	-

Net Loss	$-	$(1,116)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	201,864,701	201,864,701

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP.
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2020 and 2019

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance December 31, 2018	201,864,701	$201,865	$5,740,840	$(6,464,808)	$(522,103)

No shares were issued in 2019
Net Loss for the Year December 31, 2019	-	-	-	(1,116)	(1,116)

Balance December 31, 2019	201,864,701	201,865	5,740,840	(6,465,924)	(523,219)

No shares were issued in 2020
Net Loss for the Year December 31, 2020	-	-	-	-	-

Balance December 31, 2020	201,864,701	$201,865	$5,740,840	$(6,465,924)	$(523,219)

The accompanying notes are an integral part of these financial statements.

SNOOGOO CORP
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities:
Net Loss	$-	$(1,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	(500)
Net cash used in operating activities	-	(1,616)

Cash flows from financing activities:
Cash paid to/from Related Parties	-	64
Net cash provided by financing activities	-	64
Net increase (decrease) in cash	$-	$(1,552)

Cash, Beginning of the Period	$37	$1,589

Cash, End of the Period	$37	$37

Supplemental disclosure of cash flows:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash, Investing and Financing Activities:
None in 2020
None in 2019	$-	$-

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

Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the years ended December 31, 2020 and 2019 the Company had no potentially dilutive securities. The basic and diluted net loss per share in December 31, 2020 and 2019 was $0.00 and $0.00 respectively. The net loss for December 31, 2020 and 2019 was $0 and $(1,116), respectively. For the years ended December 31, 2020 and 2019, the weighted average number of common shares outstanding, basic and diluted were 201,864,701 and 201,864,701, respectively.

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

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Polices (cont’d)

As of December 31, 2020 and 2019 the Company has net operating loss carryovers of approximately $5.1 million and $5.1 million, respectively, to be used to reduce future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

	December 31, 2020	December 31, 2019

Net operating loss carryovers	$ 5.1MM	$ 5.1MM

Effective tax deferred asset (30% tax rate)	$ 1,518,636	$ 1,518,636
Impairment of tax deferred asset	$ (1,518,636)	$ (1,518,636)
Net tax deferred asset	$ 0	$ 0

In 2020 there was no operating loss and therefore there was no change in the deferred tax asset. The 2019 tax benefit would have been approximately $300, however it had been fully reserved in 2019.

Revenue Recognition

The Company recognizes revenue utilizing the five principles of ASC 606.  They are: (1) Identify the contract with a customer; (2) Identify the Performance Obligation in the contract; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize Revenue.  There was no revenue in the years ended December 31, 2020 or 2019.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended December 31, 2020 and 2019 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. For the years ended December 31, 2020 and 2019 we incurred net losses of $0 and $(1,116), respectively. As of December 31, 2020 and 2019 we had cash in the amount of $37 and $37, respectively and current liabilities of $523,256 and $523,256, respectively. We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit of $6.5 million as of December 31, 2020.  Based upon current operating levels these losses combined with our current liabilities cast significant doubt on the company’s ability to operate as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from officers and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Property and Equipment

As of December 31, 2020 and 2019 the Company did not own any physical plant and/or equipment.

SNOOGOO CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 – Related Party Transactions

As of December 31, 2020 and 2019 the total amounts due to related parties were $492,863 and $492,863 respectively and were for expenses paid on behalf of the Company and are non-interest bearing.  There are no call provisions for these loans and they will be paid when the Company has sufficient funds to do so.

Note 6 – Stockholders’ Equity

As of December 31, 2020 and 2019 the Company was authorized to issue 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Total common shares issued and outstanding on December 31, 2020 and 2019 were 201,864,701 and 201,864,701 and no preferred shares have been issued. There were no common shares issued in 2020 or 2019. The Company does not have any stock options outstanding, nor does it have any written or oral agreements for the issuance or distribution of stock options at any point in the future.

Note 7 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were filed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

               DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a lack of segregation of duties and adequate personnel. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2020. Management concluded that additional personnel should be hired to ensure that there is adequate segregation of duties.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a lack of segregation of duties and adequate personnel.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of December 31, 2020:

Name	Age	Position	Date First Elected	Term Expires
Terry W Neild	79	Chairman, President & Secretary	1/12/10 (Appointed)	01/12/22

Scott Campbell	60	CFO & Director	4/17/13 (Appointed)	01/12/22*

Edward Heisler	56	Director	1/08/17 (Appointed)	01/12/22*

* Resigned 10/31/2021; Mindi S. Osborn was appointed CFO on December 31,2021.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No executive compensation was paid during the fiscal years ended December 31, 2020 and 2019.  The Company has no employment agreements with any of its officers and directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the aggregate fees billed for professional services rendered for the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$ 0	$ 0
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$ 0	$ 0

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