Form 10-Q
period 2022-09-30
Snoogoo Corp.
filed 2022-12-07
CIK 1387998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-140445

Snoogoo Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada NV	20-5619324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8900 East Pinnacle Peak Road Suite 207B Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 745-5547

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of December 1, 2022, there were 201,864,701 shares of the registrant’s common stock, $.001 par value, outstanding.

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

As used in this Annual Report, the terms “we,” “us,” “company,” “our” and “Snoogoo” mean Snoogoo Corp.

SNOOGOO CORP.
Unaudited Condensed Balance Sheets

	As Of September 30, 2022	As of December 31, 2021
		(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$1,037	$37
Prepaid expenses	-	1,044
Total Assets	1,037	1,081

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$68,709	$21,290
Due to Related Parties	657,181	574,750
Total Current Liabilities	725,890	596,040
Total Liabilities	725,890	596,040

Stockholder's Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 201,864,701 and 201,864,701 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	201,865	201,865
Additional paid-in-capital	5,747,840	5,740,840
Accumulated deficit	(6,674,558)	(6,537,664)
Total Stockholder's Deficit	(724,853)	(594,959)
Total Liabilities and Stockholder's Equity (Deficit)	$1,037	$1,081

The accompanying notes are an integral part of these unaudited condensed financial statements.

SNOOGOO CORP.
Unaudited Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Revenues	$-	$-

Operating Expenses
General and administrative	136,894	42,738
Total operating expenses	136,894	42,738
Loss from operations	(136,894)	(42,738)

Provision for Income Taxes:
Income Tax Benefit	-	-

Net Loss	$(136,894)	$(42,738)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	201,864,701	201,864,701

The accompanying notes are an integral part of these unaudited condensed financial statements.

SNOOGOO CORP.
Unaudited Condensed Statements of Stockholders' Equity (Deficit)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance December 31, 2020	201,864,701	201,865	5,740,840	(6,465,924)	(523,219)

No shares were issued in 2021
Net Loss for the Year December 31, 2021	-	-	-	(71,740)	(71,740)

Balance December 31, 2021	201,864,701	201,865	5,740,840	(6,537,664)	(594,959)

Capital Contribution	-	-	7,000	-	7,000

No shares were issued as of September 30, 2022
Net Loss as of September 30, 2022	-	-	-	(136,894)	(136,894)

Balance September 30, 2022	201,864,701	$201,865	$5,747,840	$(6,674,558)	$(724,853)

The accompanying notes are an integral part of these unaudited condensed financial statements

SNOOGOO CORP
Unaudited Condensed Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net Loss	$(136,894)	$(42,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	1,044	(13,986)
Accounts payable and Accrued liabilities	54,419	(9,103)
Funded by Related Parties	82,431	65,827
Net cash used in operating activities	1,000	-

Net increase (decrease) in cash	$1,000	$-

Cash, Beginning of the Period	$37	$37

Cash, End of the Period	$1,037	$37

Supplemental disclosure of cash flows:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash, Investing and Financing Activities:

As of September 30, 2022 we had non-cash financing from Related Parties in the amount of $82,431 and Debt forgiveness of $7,000.

As of September 30, 2021 we had non-cash financing from Related Parties in the amount of $65,827.	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SNOOGOO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Organization, Plan of Business

Snoogoo Corp. (originally Sawadee Ventures, Inc. and then Casey Container Corp.) was incorporated under the laws of the State of Nevada on September 26, 2006 (the “Company” or “Snoogoo Corp.”) and was originally formed to engage in the acquisition, exploration and development of natural resource properties.  In 2015 the Company changed its business direction and entered into an Asset Purchase Agreement for the acquisition of a new social information network technology that it planned to use in order to launch web and mobile applications with broad global appeal. In 2016 the Company abandoned the concept due to difficulties with the seller to consummate the Asset Purchase Agreement and is currently seeking to acquire a Company in either the green energy industry or one with a focus on a strong sustainability program.

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

Cash and Cash Equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

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

Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the quarters ended September 30. 2022 and 2021 the Company had no potentially dilutive securities. The basic and diluted net loss per share in September 30, 2022 and 2021 was $0.00 and $0.00, respectively. The net loss for September 30, 2022 and 2021 was $(136,894) and $(42,738), respectively. For the quarters ended September 30, 2022 and 2021 the weighted average number of common shares outstanding, basic and diluted were 201,864,701 and 201,864,701, respectively.

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

SNOOGOO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Polices (cont.)

Revenue Recognition

The Company recognizes revenue utilizing the five principles of ASC 606.  They are: (1) Identify the contract with a customer; (2) Identify the Performance Obligation in the contract; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize Revenue. There was no revenue in the quarters ended September 30, 2022 or 2021.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 3 – Going Concern

For the quarters ended September 30, 2022 and 2021 we incurred net losses of $(136,894) and $(42,738), respectively. As of September 30, 2022 and 2021 we had cash in the amount of $1,037 and $37, respectively and as of September 30, 2022 we have current liabilities of $725,890.  We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit of approximately $6.6 million as of September 30, 2022. Based upon current operating levels these losses combined with our current liabilities cast significant doubt on the company’s ability to operate as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from officers and/or private placements of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Note 4 – Property and Equipment

As of September 30, 2022 and 2021 the Company did not own any physical plant and/or equipment.

Note 5 – Related Party Transactions

As of September 30, 2022 and December 31, 2021 the total amounts due to related parties were $657,181 and $574,750, respectively and were for expenses paid on behalf of the Company and are non-interest bearing.  There are no call provisions for these loans and they will be paid when the Company has sufficient funds to do so. In addition, the Company’s CEO has provided office space at no cost to the Company.

Note 6 – Stockholders’ Equity

As of September 30, 2022 the Company was authorized to issue 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. Total common shares issued and outstanding on September 30, 2022 and December 31, 2021 were 201,864,701 and 201,864,701, respectively and no preferred shares have been issued. There were no common shares issued in either the nine months ended September 30, 2022 or in the year ended December 31, 2021. The Company does not have any stock options outstanding, nor does it have any written or oral agreements for the issuance or distribution of stock options at any point in the future.

Note 7 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were filed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are currently considered a "shell" company inasmuch for the nine months ending September 30, 2022 we did not generate revenues, did not own an operating business, had no employees and no material assets.

Results of Operations for The Nine Months Ending September 30, 2022 and September 30, 2021

Revenue

For the nine months ended September 30, 2022 and 2021 we generated no revenue.

Expenses

For the nine months ended September 30, 2022 and 2021 we incurred operating expenses of $136,894 and $42,738, respectively. We incurred no interest expense in either period. The increase in expenses in 2022 relative to 2021 is related to accounting, audits and the preparation of filings required by the SEC.

Net Loss

For the nine months ended September 30, 2022 and 2021 we incurred losses of $(136,894) and $(42,738), respectively. At September 30, 2022 and 2021 the weighted average number of common shares outstanding was 201,864,701 and the loss per share was $0.00.

Liquidity

For the nine months ended September 30, 2022 and 2021 we incurred net losses of $(136,894) and $(42,738), respectively.  As of September 30, 2022 and 2021 we had cash in the amount of $1,037 and $37, respectively and current liabilities of $725,890 and $579,979, respectively. During the nine months ended September 30, 2022 and 2021 we received $82,431 and $65,827, respectively in support from a related party.

We will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and from other sources which may have the effect of diluting the holdings of existing shareholders.

The Company has no current arrangements with respect to, or sources of, such additional funding and we do not anticipate that existing shareholders will provide any portion of our future financing requirements. However, as of September 30, 2022 the Company is not operating and will therefore incur minimal expenses while seeking an acquisition, most of which will be related to SEC compliance. The source of funds to maintain said compliance will be provided by additional sales of common stock, capital contributions and advances from related parties.

No assurance can be given that additional funding will be available when needed or that such financing will be available on terms acceptable to the Company.  If adequate funds are not available, we may be required to halt our acquisition search.  This would have a material adverse effect on the Company.

Going Concern

As reflected in the accompanying financial statements, the Company has no revenue generating operations.  We have incurred recurring losses, incurred liabilities in excess of assets and have an accumulated deficit as of September 30, 2022 of approximately $6.6 million. Based upon current operating levels we will be required to obtain additional capital for 2022 in order to sustain our operations, which mainly consists of searching for an acquisition candidate as well as meeting our compliance requirements with the SEC. We will obtain these funds via sales of stock and loans.  However, in order to be an on-going business, we are aware of the importance of finding an operating company to acquire as soon as possible.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and 2021 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2022 and 2021 we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this quarterly report due to a lack of segregation of duties.

The Company’s principal executive officer and principal financial officer have also concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the nine months ended September 30, 2022.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNOOGOO CORP.

By:	/s/ TERRY W. NEILD
Name: Terry W. Neild Title: Chief Executive Officer (Principal Executive Officer)

Date:  December 1, 2022

SNOOGOO CORP.

By:	/s/ MINDI S. OSBORN
Name: Mindi S. Osborn Title: Chief Financial Officer (Principal Financial Officer)

Date:  December 1, 2022